Form 10-Q
period 1998-10-31
SFW HOLDING CORP
filed 1998-12-15
CIK 1043066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1998
                                               ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from            to
                                                       -----------   -----------
Commission file number 333-32825-01
                       ------------

                               SFW HOLDING CORP.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               52-2014682
    -------------------------------------------      ----------------------
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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

At December 14, 1998, the registrant had 1,000 shares of Common Stock outstanding. The common stock of SFW Holding Corp. is not publicly traded.

Item 1.  Financial Statements

The consolidated financial statements included herein have been prepared by SFW Holding Corp. ("SFW Holding" or the "Company") without audit (except for the consolidated balance sheet as of January 31, 1998, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Holding's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                        SFW HOLDING CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
                                 (in thousands)

                           Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                           ----------------------   -----------------------
                           October 31, November 1,   October 31, November 1,
                              1998    |   1997          1998        1997
                           ----------  ----------    ----------  -----------
                    (Post-Acquisition)|
Sales                        $220,431 |  $214,076      $658,956    $633,600
Cost of sales                 165,278 |   165,707       500,566     486,071
                             --------    --------      --------    --------
  Gross profit                 55,153 |    48,369       158,390     147,529
                             --------    --------      --------    --------
                                      |
Selling and administrative            |
  expenses                     42,711 |    41,627       127,627     118,304
Depreciation and amortization   3,200 |     3,155         9,900       8,234
                             --------    --------      --------    --------
  Operating income              9,242 |     3,587        20,863      20,991
                                      |
Interest income                   949 |       960         3,235       2,757
Interest expense                4,113 |     5,514        14,279      15,906
                             --------    --------      --------    --------
Income (loss) before income           |
  taxes, extraordinary item           |
  and cumulative effect of            |
  accounting change             6,078 |      (967)        9,819       7,842
Provision (benefit) for               |
  income taxes                  2,925 |      (121)        5,337       3,730
                             --------    --------      --------    --------
Net (loss) income before              |
  extraordinary item and              |
  cumulative effect of                |
  accounting change             3,153 |      (846)        4,482       4,112
Extraordinary item:                   |
  Loss on early                       |
    extinguishment of debt,           |
    net of income taxes of
    $2,150                        -   |       -             -        (3,126)
Cumulative effect of                  |
  accounting change, net              |
  of income taxes of $1,344       -   |       -             -         1,729
                             --------    --------      --------    --------
Net income (loss)            $  3,153 |  $   (846)     $  4,482    $  2,715
                             ========    ========      ========    ========



        The accompanying notes are an integral part of these statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)  (Audited)
                                                     October 31,  January 31,
                                                        1998    |   1998
                                                     -----------  ----------
                                              (Post-Acquisition)|
ASSETS                                                          |
Current Assets:                                                 |
  Cash and cash equivalents                           $  4,967  | $  4,027
  Marketable debt securities                               -    |      522
  Accounts receivable net of allowance of $500                  |
    at October 31, 1998                                 11,653  |    7,950
  Merchandise inventories                               30,313  |   30,795
  Prepaid income taxes                                     -    |    1,217
  Deferred income taxes                                  2,693  |    4,254
  Prepaid expenses                                       2,959  |    2,173
  Note receivable from affiliate                           -    |      522
                                                      --------    --------
    Total current assets                                52,585  |   51,460
                                                      --------    --------
                                                                |
Property and Equipment, at cost:                                |
  Land and buildings                                     9,000  |    7,503
  Store and warehouse equipment                         44,203  |   62,496
  Office and automotive equipment                          731  |    2,019
  Leasehold improvements                                 2,325  |    3,842
                                                      --------    --------
                                                        56,259  |   75,860
  Accumulated depreciation and amortization              2,410  |   36,973
                                                      --------    --------
          Net property and equipment                    53,849  |   38,887
                                                      --------    --------
                                                                |
Deferred Financing Costs                                 6,074  |    6,543
Goodwill net of accumulated amortization of                     |
  $3,765 and $1,816                                    322,567  |  145,118
Lease Rights                                            15,044  |   11,689
Note Receivable from Dart Group                         37,967  |   35,374
Other Assets                                               134  |      861
                                                      --------    --------
                                                                |
  Total assets                                        $488,220  | $289,932
                                                      ========    ========




The accompanying notes are an integral part of these balance sheets.

                        SFW HOLDING CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     (Unaudited)  (Audited)
                                                     October 31,  January 31,
                                                        1998    |   1998
                                                     ----------  ----------
                                               (Post-Acquisition)
LIABILITIES AND STOCKHOLDER'S EQUITY                            |
Current Liabilities:                                            |
  Accounts payable, trade                             $ 16,050  | $ 40,006
  Accrued expenses                                              |
    Salaries and benefits                                5,296  |    4,490
    Taxes other than income                              3,188  |    2,687
    Interest                                             7,140  |    2,654
    Other                                                8,403  |    6,320
  Current portion of capital lease obligation              482  |      -
  Accrued income taxes                                   5,030  |      -
  Due to affiliates                                     15,491  |      334
                                                       -------    --------
      Total current liabilities                         61,080  |   56,491
                                                       -------    --------
                                                                |
Senior Notes Due 2004                                  212,710  |  200,000
Capital Lease Obligation                                12,842  |   11,315
Deferred Income Taxes                                   13,240  |    9,625
Other Liabilities                                        5,966  |    6,549
                                                       -------    --------
    Total Liabilities                                  305,838  |  283,980
                                                       -------    --------
                                                                |
Commitments and Contingencies                                   |
Stockholder's Equity:                                           |
  Common Stock, voting, par value $.01 per                      |
    share, 1,000 shares authorized,                             |
    issued and outstanding                                 -    |      -
  Paid in capital                                      179,092  |   31,961
  Unrealized gain on investments                           -    |        4
  Retained earnings                                      3,290  |  (26,013)
                                                      --------    --------
    Total stockholder's equity                         182,382  |    5,952
                                                      --------    --------
    Total liabilities and stockholder's equity        $488,220  | $289,932
                                                      ========    ========




      The accompanying notes are an integral part of these balance sheets.

                        SFW HOLDING CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited)
                             (dollars in thousands)

                                                        Thirty-Nine Weeks Ended
                                                        -----------------------
                                                        October 31, November 1,
                                                           1998        1997
                                                        ----------  ----------
Cash Flows from Operating Activities:
  Net income                                             $  4,482    $  2,715
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           9,900       8,234
    Cumulative effect of accounting change                    -        (1,729)
    Amortization of deferred financing costs                  763       1,201
    Amortization of revaluation of Senior Notes            (1,608)        -
    Interest in excess of capital lease payments              -           209
    Write-off of Increasing Rate Notes financing costs        -         5,276
    Increase in deferred rent liability                       706         704
  Change in assets and liabilities:
    Accounts receivable                                    (4,203)      2,354
    Merchandise inventories                                 3,608      (1,230)
    Prepaid expenses                                         (786)        331
    Prepaid income taxes                                    1,217        (951)
    Other assets                                              727         (62)
    Accounts payable                                      (11,599)     (1,766)
    Accrued expenses                                          732       1,911
    Accrued interest                                        1,893       6,589
    Income taxes payable                                    5,030      (1,391)
    Due to/from affiliates                                 (3,626)        -
    Deferred income taxes                                    (391)       (190)
    Deferred income                                          (263)     (1,308)
                                                         --------    --------
      Net cash provided by operating activities          $  6,582    $ 20,897
                                                         --------    --------
Cash Flows from Investing Activities:
  Capital expenditures                                   $ (5,604)   $ (8,819)
  Purchase of short-term investments                       (3,604)    (32,693)
  Sale/maturity of short-term investments                   4,121     105,281
                                                         --------    --------
    Net cash provided by(used for)investing
      activities                                         $ (5,087)   $ 63,769
                                                         --------    --------
Cash Flows from Financing Activities:
  Payments for acquisition and deferred financing
    costs                                                $   (294)   $(13,843)
  Principal payments under capital lease obligations         (261)        -
  Proceeds from Senior Notes                                  -       200,000
  Repayment of Increasing Rate Notes                          -      (140,000)
  Restricted proceeds                                         -       (50,218)
  Release of Restricted Proceeds                              -        50,000
  Dividends to shareholder                                    -       (50,000)
  Note receivable from parent                                 -       (10,000)
  Payment for acquisition debt                                -       (72,800)
                                                         --------    --------
    Net cash used for financing activities               $   (555)   $(86,861)
                                                         --------    --------

Net increase (decrease) in cash and equivalents          $    940      (2,195)
Cash and equivalents, beginning of period                   4,027      13,739
                                                         --------    --------
Cash and equivalents, end of period                      $  4,967    $ 11,544
                                                         ========    ========

                            (continued on next page)

                        SFW HOLDING CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS, (Unaudited), Continued
                             (dollars in thousands)

                                                      Thirty-Nine Weeks Ended
                                                     ------------------------
                                                    October 31, November 1,
                                                        1998        1997
                                                     ----------  ------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for
    Interest                                          $ 10,687     $ 4,497
    Income taxes                                         1,242       4,191



        The accompanying notes are an integral part of these statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying consolidated financial statements include the accounts of SFW Holding Corp. (a Delaware corporation and a wholly-owned subsidiary of Dart Group Corporation ("Dart")) and its subsidiaries (collectively "SFW Holding" or the "Company"). The accompanying consolidated financial statements as of October 31, 1998 and for the 39 weeks and 13 weeks ended October 31, 1998 and November 1, 1997 of the Company have been prepared by the Company without an audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted from the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 1998, and the results of its operations for the 39 weeks and 13 weeks ended October 31, 1998 and November 1, 1997. As a result of the Dart Acquisition (defined in Note 2), certain financial statements and related footnote amounts for periods prior to the Dart Acquisition are not comparable to corresponding amounts subsequent to the Dart Acquisition. In addition, the results of operations for the 39 weeks and 13 weeks ended October 31, 1998 are not necessarily indicative of the results that may be achieved for the fiscal year ending January 30, 1999.

On February 6, 1997, SFW Holding acquired the 50% interest in Shoppers Food Warehouse Corp. ("Shoppers") that it did not already own at a cost of $210 million (the "Shoppers Acquisition") (see Note 2). The accounts of SFW Holding, the successor to Dart's ownership of Shoppers, are reflected as if SFW Holding held the common stock of Shoppers since fiscal 1989.

As of the Shoppers Acquisition date, Dart contributed its initial 50% interest in Shoppers to SFW Holding for 100% of the stock of SFW Holding. This interest was recorded at Dart's carryover basis. Subsequent to the merger of SFW Acquisition Corp. (an indirect subsidiary of Dart) into Shoppers, SFW Holding became the immediate parent of Shoppers. SFW Holding's sole purpose is to own Shoppers' stock.

                        SFW HOLDING CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ACQUISITIONS

Dart Acquisition

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

Richfood has accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis began as of the effective date. The assets and liabilities of the Company have been restated to reflect their estimated fair market values as of the effective date of the Dart Acquisition. The 13 week period ended October 31, 1998 and 24 of the 39 weeks ended October 31, 1998 include results of operations under this new basis of accounting. The excess of the Dart Acquisition purchase price allocated to the Company over net assets acquired (goodwill) of approximately $326 million is based on a preliminary allocation of the purchase price and is being amortized on a straight line basis over 40 years.

Richfood is operating Shoppers as a distinct unit separate from its other retail and wholesale operations and has indicated that it does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Shoppers Acquisition

On February 6, 1997, SFW Holding acquired the 50% interest in Shoppers that it did not already own for $210 million and Shoppers became a wholly owned subsidiary of SFW Holding and, indirectly, Dart, as a result of Dart's 100% ownership of SFW Holding. SFW Holding financed the Shoppers Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing (the "Bridge Loan") provided by a bank. Immediately after the Shoppers Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming the obligor and SFW Holding becoming the guarantor on the Increasing Rate Notes) and Shoppers repaid the Bridge Loan from its existing cash and the liquidation of certain short-term investments.

NOTE 3 - EARNINGS PER SHARE

Earnings per share is not presented as SFW Holding is a wholly-owned subsidiary of Dart.

NOTE 4 - INTERIM INVENTORY ESTIMATES

Shoppers' inventories are priced at the lower of last-in, first-out ("LIFO") cost or market. At October 31, 1998 and January 31, 1998, inventories determined on a first-in, first-out basis would have been greater by approximately $277,000 and $4,743,000, respectively, and pre-tax income for the

                        SFW HOLDING CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

39 weeks ended October 31, 1998 and November 1, 1997 would have been greater by $477,000 and $675,000, respectively.

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

On May 18, 1998, in connection with the Dart Acquisition, the Senior Notes were adjusted on the Company's Balance Sheet to their fair value of $221.5 million. The $21.5 million of fair value in excess of the face value of the Senior Notes is being amortized on a straight-line basis over the stated maturity period. In June 1998, Richfood purchased $6.5 million in face amount of the outstanding Senior Notes in an open market transaction for a total cash payment of approximately $7.2 million, including accrued interest.

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

                        SFW HOLDING CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Shoppers may elect prime rate loans or LIBOR loans. Interest rates are based upon Shoppers' net income, determined in accordance with GAAP; plus income taxes, interest expense (net of interest income), amortization and depreciation expenses, LIFO expense, other non-cash charges (excluding accruals for cash expenses made in the ordinary course of business) and losses from sales or other dispositions of assets, less gains from sales or other dispositions and extraordinary or non-recurring gains, but including extraordinary or non-recurring cash losses ("EBITDA"). Borrowings are limited to eligible accounts, as defined, less any letters of credit outstanding, and are secured by Shoppers' inventory and certain accounts receivable. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable between one and three months. The Credit Facility includes a fee on the unused principal balance of 0.375% per annum until January 31, 1999 and a variable annual rate from .25% to .50% based on Shoppers' EBITDA. Letters of credit issued under the Credit Facility cannot exceed $10.0 million and Shoppers must pay an annual fee of 1.25% to 1.75%, based on the level of EBITDA, of the daily outstanding balance of any outstanding letters of credit. The Credit Facility has certain restrictive covenants, including the maintenance of specified EBITDA levels. As of October 31, 1998, Shoppers had not borrowed under the Credit Facility, however there were three letters of credit issued against the Credit Facility in an aggregate amount approximately $3.1 million.

Subsequent to October 31, 1998, Shoppers replaced the letters of credit with letters of credit issued by a bank that expire October 31, 1999.

NOTE 6 - TRANSACTIONS WITH AFFILIATES

The October 31, 1998 Consolidated Balance Sheet includes $15.5 million due to affiliates, which consist primarily of $6.2 million for the payment of inventory purchases from subsidiaries of Richfood and $7.2 million due to Richfood for the purchase of the Senior Notes on June 26, 1998.

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used to fund a portion of a settlement with certain Haft family members who were shareholders of Dart. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart an additional $25.0 million that Dart used to fund a portion of a settlement with Herbert H. Haft, who was a shareholder of Dart. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

During the 13 weeks ended May 2, 1998, Shoppers recorded interest income of approximately $0.3 million and decreased the valuation reserve for a note receivable from an affiliate of Dart by approximately $0.4 million. The adjustments were necessary to increase the note receivable to its realizable value from $0.5 million to approximately $1.2 million. In May 1998, Shoppers received $1.2 million from Dart to pay-off the note receivable.

                        SFW HOLDING CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 7 - INCOME TAXES

The Company's effective income tax rate increased to 54.4% and 48.1%, respectively, for the 39 and 13 week periods ended October 31, 1998, from 47.6% and 12.5% for the 39 and 13 week periods ended November 1, 1997. These increases are attributed to an increase in nondeductible amortization associated with goodwill arising from the Dart Acquisition.

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

Financial Condition

In connection with the Dart Acquisition, all of the excess of the purchase price over net assets acquired (goodwill) was pushed-down to the Company. As a result, Assets and Stockholders' Equity on the Company's Consolidated Balance Sheet each increased by approximately $178.9 million.

Results of Operations

39 Weeks and 13 Weeks Ended October 31, 1998 Compared with the 39 Weeks and 13 Weeks Ended November 1, 1997

Sales increased by $25.4 million, or 4.0%, from $633.6 million during the 39 weeks ended November 1, 1997 to $659.0 million during the 39 weeks ended October 31, 1998. Sales increased by $6.3 million, or 3.0%, from $214.1 million during the 13 weeks ended November 1, 1997 to $220.4 million during the 13 weeks ended October 31, 1998. The sales increases were primarily due to additional sales associated with four new stores opened since July 1997 (including one store that opened in July 1998). Comparable store sales decreased 6.8% and 6.2% for the 39 weeks and 13 weeks ended October 31, 1998, respectively, compared to the corresponding periods in the prior year. The decreases in comparable store sales were primarily due to the new Shoppers stores drawing customers from existing Shoppers stores and competitive market conditions.

Gross profit increased by approximately $10.9 million (7.4%), from $147.5 million during the 39 weeks ended November 1, 1997 to $158.4 million during the 39 weeks ended October 31, 1998. Gross profit increased by $6.8 million (14.0%), from $48.4 million during the 13 weeks ended November 1, 1997 to $55.2 million during the 13 weeks ended October 31, 1998. Gross profit, as a percentage of sales, increased to 24.0% during the 39 weeks ended October 31, 1998 compared to 23.3% during the 39 weeks ended November 1, 1997. Gross profit, as a percentage of sales, increased to 25.0% during the 13 weeks ended October 31, 1998, from 22.6% during the 13 weeks ended November 1, 1997. The increases in gross profit were primarily due to the reduced number of items with special discount pricing as well as an increase in allowances associated with the introduction of new products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selling and administrative expenses increased by approximately $9.3 million (7.9%), from $118.3 million during the 39 weeks ended November 1, 1997 to $127.6 million during the 39 weeks ended October 31, 1998 and selling and administrative expenses increased by $1.1 million (2.6%), from $41.6 million during the 13 weeks ended November 1, 1997 to $42.7 million during the 13 weeks ended October 31, 1998. Selling and administrative expenses, as a percentage of sales, increased from 18.7% during the 39 weeks ended November 1, 1997 to 19.4% during the 39 weeks ended October 31, 1998. The increase was primarily attributable to higher advertising expenses and one-time promotional expenses at certain locations. Selling and administrative expenses, as a percentage of sales, were 19.4% for both the 13 weeks ended October 31, 1998 and November 1, 1997.

Depreciation and amortization increased by $1.7 million from $8.2 million during the 39 weeks ended November 1, 1997 to $9.9 million during the 39 weeks ended October 31, 1998. The increase was primarily due to increased amortization of goodwill as a result of the Dart Acquisition.

Operating income was $20.9 million for the 39 weeks ended October 31, 1998 compared to $21.0 million during the same period in the prior year. The decrease was primarily due to increased deprecation and amortization. Operating income was $9.2 million for the 13 weeks ended October 31, 1998 compared to $3.6 million for the 13 weeks ended November 1, 1997. The increase was primarily due to higher gross profit on increased sales.

Interest income increased approximately $0.5 million during the 39 weeks ended October 31, 1998 compared to the 39 weeks ended November 1, 1997 due to interest accrued on the loans to Dart and the interest recorded on the note receivable from an affiliate of Dart (see Note 6 to the Consolidated Financial Statements). Interest income decreased $11,000 during the 13 weeks ended October 31, 1998 compared to the 13 weeks ended November 1, 1997 due to decreased funds available for short-term investment. The prior year periods include interest income earned on the temporarily invested Restricted Proceeds from the $200 million debt offering, which are no longer available for short-term investment.

Interest expense decreased $1.6 million from $15.9 million during the 39 weeks ended November 1, 1997 to $14.3 million during the 39 weeks ended October 31, 1998. Interest expense decreased $1.4 million from $5.5 million during the 13 weeks ended November 1, 1997 to $4.1 million during the 13 weeks ended October 31, 1998. The decreases are primarily due to a reduction in interest expense due to amortization of the adjustment to market value of the Senior Notes.

The effective income tax rate for the 39 weeks ended October 31, 1998 was 54.4% compared to 47.6% for the 39 weeks ended November 1, 1997. The effective tax rate for the 13 weeks ended October 31, 1998 was 48.1% compared to 12.5% for the 13 weeks ended November 1, 1997. The increases were attributable to the increase in nondeductible amortization of acquisition related goodwill as a result of the Dart Acquisition in May 1998.

Net income increased by $1.8 million, from $2.7 million during the 39 weeks ended November 1, 1997 to $4.5 million during the 39 weeks ended October 31, 1998. The increase was primarily attributable to the inclusion of an extraordinary item, the loss on the early extinguishment of debt, during last fiscal year. Net income was $3.2 million during the 13 weeks ended October 31,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 compared to a net loss of $0.8 million during the 13 weeks ended November 1, 1997. The increase is primarily due to the increase in operating income and a reduction in interest expense.

Liquidity and Capital Resources

The Company's principal source of liquidity is expected to be its cash flow from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

Letters of credit have been issued in connection with Shoppers' workers' compensation insurance in the amount of approximately $3.1 million as of October 31, 1998. These letters of credit will mature at various dates through October 31, 1999.

During the 39 weeks ended October 31, 1998, operating activities generated net cash of $6.6 million. One of the principal uses of cash in the Company's operating activities is inventory purchases. However, Shoppers' relatively high inventory turnover enables the Company to finance a substantial portion of its inventory through payables to affiliates and external vendors, thereby allowing the Company to use cash from operations for non-current purposes, such as financing capital expenditures and other investing activities.

For the 39 weeks ended October 31, 1998, investing activities used $5.1 million of Shoppers' cash primarily for capital expenditures, partially offset by the net disposition of short-term investments. Shoppers estimates that it will make total capital expenditures of approximately $7.5 million during the 52 weeks ending January 30, 1999. Such expenditures relate to one new store that opened in July 1998 as well as routine expenditures for equipment. Management expects that these capital expenditures will be financed primarily through cash flow from operations.

Financing activities used $0.6 million of the Company's cash during the 39 weeks ended October 31, 1998, compared to $86.9 million during the 39 weeks ended November 1, 1997. The decrease is primarily due to payments on the Bridge Loan, other financing costs and acquisition costs associated with the Shoppers Acquisition during last fiscal year (see Note 2 to the Consolidated Financial Statements).

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations.

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

Year 2000 Compliance

The "Year 2000" issue is the result of computer systems and software programs using only two digits rather than four to define a year. As a result, computer systems that have date--sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, the Year 2000 issue could result in system failures, miscalculations, and the inability to process

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

necessary transactions or engage in similar normal business activities. In addition to computer systems and software, any equipment using embedded chips, such as switchgear, controllers and telephone exchanges, could also be at risk.

As a result of the Dart Acquisition, the Shoppers' computer systems and software programs are being incorporated into Richfood's. Richfood has developed, and has begun implementing, a strategic, long--term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, Richfood has developed and is implementing a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

          -           Information technology systems ("IT").

          -           Embedded technology and other systems ("Non-IT").

          -           Key third party relationships.

Based on the Strategic Plan and assessments conducted as part of the Y2K Plan, Richfood determined that it would be necessary to modify or replace portions of its software and certain hardware systems so that such systems will properly recognize dates beyond December 31, 1999. Richfood presently believes that with the modification or replacement of existing software and certain hardware systems, the Year 2000 issue can be significantly mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the results of operations of the Company.

Richfood's Y2K Plan, as it pertains to the Company, involves the following three phases:

          - Assessment -- locating, listing and prioritizing the specific technology that is potentially subject to Year 2000 issues, assessing the actual exposure of such technology to the Year 2000 issue, and planning/scheduling the allocation of internal and third party resources for the remediation effort.

          - Remediation/Testing of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment and testing the remediated or converted technology to determine the efficacy of the resolutions.

          - Implementation- placing remediated technology into operation.

The assessment phase has been completed with respect to IT and Non--IT systems that Richfood believes could be adversely affected by the Year 2000 issue. The assessment indicated that many of the Shoppers' significant information systems could be adversely affected, particularly the general ledger, human resources, payroll, and point of sale systems. Non-IT systems, including telephones, loss-prevention and food production systems, are also being validated; however, the Company believes that non-compliance of the Non-IT systems does not pose a significant risk to the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

With respect to IT systems, the remediation/testing phase is approximately 40% complete, with an expected completion date of early 1999, and the implementation phase is expected to continue until September 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by mid 1999.

The majority of the Company's Non--IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non--IT systems remediation/testing phase is approximately 50% complete and full implementation is expected by mid 1999.

Richfood's evaluation of the Year 2000 readiness of Shoppers' material suppliers(Richfood is the Company's primary supplier), customers and other third parties, has not identified any class of third party providers that could materially impact the Company's results of operations in the event of their failure to become Year 2000 compliant. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material adverse effect on the Company's results of operations or financial position.

Total costs associated with the Company's Y2K remediation are expected to be approximately $3.4 million. Of this amount, approximately $3.0 million has, or is expected to be capitalized, in accordance with GAAP, with approximately $200,000 capitalized during the 39 weeks ended October 31, 1998 and the Company expects to pay the majority of the remaining costs over the next 12 months. All expenditures related to the Y2K Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. No material information technology projects have been deferred as a result of the implementation of the Y2K Plan.

The aforementioned costs of the Y2K Plan and the completion dates are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, key third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could vary due to uncertainties.

Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial position if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, Richfood and the Company are in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company and Richfood expect to complete its contingency plans in mid 1999 and expect that such plans may include provisions relating to, among other things, manual workarounds, stockpiling inventories and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the contingency plans must be executed.

Richfood's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

of third parties upon whom Richfood and the Company rely, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

     27.1       Financial Data Schedule

(B)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SFW HOLDING CORP.

Date: December 15, 1998            By:  /s/ JOHN C. BELKNAP
      ----------------------            ----------------------------------
                                        JOHN C. BELKNAP
                                        Vice President and Chief
                                          Financial Officer

Date: December 15, 1998            By:  /s/ RONALD T. RICE
      ----------------------            ----------------------------------
                                        RONALD T. RICE
                                        Vice President and Controller