Form 10-K405
period 1999-01-30
SFW HOLDING CORP
filed 1999-04-30
CIK 1043066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 30, 1999

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period
                         from                to
                             ----------------  -----------------

                        Commission file number     333-32825
                                                  ----------------

                               SFW HOLDING CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     52-2014682
----------------------------------          -----------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


3300 75th Ave. Landover, Maryland                      20785
----------------------------------          -----------------------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (301) 226-1200
                                                   ----------------------------
 Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                              ---------------
 Securities registered pursuant to Section 12(g) of the Act:       NONE
                                                              ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At April 30, 1999, the registrant had 1,000 shares of Common Stock. The common stock of SFW Holding Corp. is not publicly traded.

The registrant meets the conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

The exhibit index begins at page 52 of this Form 10-K.

                               Table of Contents

                                     PART I

                                                                Page

Item 1.     Business                                               3

Item 2.     Properties                                             9

Item 3.     Legal Proceedings                                     11

Item 4.     Submission of Matters to a Vote of

            Security Holders                                      11

                                    PART II

Item 5.     Market for the Registrant's Common

            Equity and Related Stockholder Matters                11

Item 6.     Selected Financial Data                               11

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            12

Item 7A.    Quantitative and Qualitative Disclosures
            about Market Risk                                     19

Item 8.     Financial Statements and Supplementary Data           20

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                42

                                    PART III

Item 10.    Directors, Executive Officers, Promoter and
            Control Person of the Registrant                      43

Item 11.    Executive Compensation                                43

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                 43

Item 13.    Certain Relationships and Related Transactions        43

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               44

                                     PART I

Forward Looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected including, without limitation, the ability of the Company (as defined below) to open new stores, the availability of capital to fund operations, the effect of regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual reports filed with the Securities and Exchange Commission (the "SEC").

Item 1.  Business

SFW Holding Corp. ("SFW Holding" or the "Company") was incorporated in Delaware in January 1997 and is a wholly-owned subsidiary of Dart Group Corporation ("Dart"). SFW Holding's sole asset is its ownership of 100% of the outstanding common stock of Shoppers Food Warehouse Corp. ("Shoppers"). The principal executive offices of Shoppers are located at 4600 Forbes Blvd., Lanham, Maryland 20706. The telephone number of Shoppers is 301-306-8600. The common stock of SFW Holding and Shoppers is not publicly traded.

Acquisition of Dart Group Corporation by Richfood Holdings, Inc.

On May 18, 1998, a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood") acquired all of the outstanding shares of Dart, which owns 100% of the outstanding common stock of the Company, for approximately $201 million (the "Dart Acquisition"). In connection with the Dart Acquisition, Richfood caused its subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Merger, Richfood indirectly owns 100% of the outstanding common stock of the Company and Shoppers.

Richfood accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis began as of May 18, 1998 and the assets and liabilities of the Company and Shoppers were restated to reflect their estimated fair market values as of that date. The excess of the Dart Acquisition purchase price over net assets acquired (goodwill) related to the acquisition has been pushed-down to Shoppers. This goodwill of approximately $317.2 million is based on a preliminary allocation of the purchase price and is being amortized on a straight line basis over 40 years.

Richfood is operating Shoppers as a distinct unit within its retail division and does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Acquisition of the Company by Dart Group Corporation

In June 1988, Dart acquired an initial 50% interest of Shoppers. In January 1997, Dart contributed its shares of Shoppers outstanding common stock to SFW Holding for 100% of the common stock of SFW Holding. On February 6, 1997, SFW Holding acquired the remaining 50% interest in Shoppers for $210 million (the "Shoppers Acquisition"). SFW Holding financed the Shoppers Acquisition through the application of $137.2 million in net proceeds raised from an offering of Increasing Rate Senior Notes due 2000 (the "Increasing Rate Notes") of SFW Acquisition Corp., a newly created wholly-owned indirect subsidiary of Dart, and $72.8 million of bridge financing provided by a bank. Immediately after the Shoppers Acquisition, SFW Acquisition Corp. merged into Shoppers (with Shoppers becoming the obligor and SFW Holding becoming guarantor on the Increasing Rate Notes) and Shoppers repaid the bridge financing from its existing cash and the liquidation of certain short-term investments. In June 1997, Shoppers refinanced the Increasing Rate Notes with $200 million aggregate principal amount 9:% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes were $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the Increasing Rate Notes (including interest).

Operations

Shoppers is a leading supermarket operator in Greater Washington, D.C. (as defined below), operating 38 stores under the "Shoppers Food Warehouse" and "Shoppers Club" names, that targets the price-conscious segment of its market area in densely populated suburban areas. Shoppers operates warehouse-style, price impact supermarkets that are designed to offer the lowest overall prices in its market area by passing on to the consumer savings achieved through labor efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional supermarket format. Shoppers' store equipment and facilities are generally in good condition. Shoppers stores are generally open 18 hours per day seven days a week (allowing for shelf restocking while the stores are closed) and offer a full range of fresh produce, fresh baked goods, fresh meats and seafood, frozen foods, traditional grocery items and certain non-food items such as health and beauty aids, cookware, greeting cards, magazines and seasonal items. Shoppers' stores also have service delicatessens, with some stores offering hot and cold prepared food and self-service soup and salad bars.

The Company's stores offer products at prices that are generally below those of its primary supermarket competitors. Customers bag their own groceries and merchandise is presented on warehouse-style racks in full cartons, reducing labor-intensive unpacking. In-store operations are also designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets. For example, the Company's stores generally do not provide service staff to support the bakery and floral departments or the meat and seafood refrigerated cases, although the stores provide service in these departments at the request of customers.

The Company's stores generally are constructed with high ceilings to accommodate warehouse racking with overhead pallet storage. Wide aisles accommodate forklifts and, compared to conventional supermarkets, a higher percentage of total store square footage is devoted to retail selling spaces because the top of the warehouse-style grocery racks on the sales floor are used to store inventory, which reduces the need for large backroom storage and restocking trips.

Notwithstanding the "warehouse" name, physical features and low-price reputation, Shoppers' stores have more in common with conventional supermarket chains than with so-called "warehouse clubs." No membership fee is charged at Shoppers stores, which offer a selection of popular-sized national brands and private label products, as well as high quality produce, meat and seafood. The product offerings are similar to those of conventional supermarkets with slightly more emphasis on larger package sizes and with less emphasis on extensive brand and size selection. All 38 of the Company's supermarkets have a delicatessen, a bakery and a floral department and 21 stores have a beer and wine department.

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

The Company's stores range in size from approximately 20,000 to 77,000 total square feet and average approximately 47,000 square feet. Shoppers' stores can be categorized by size as follows: (i) 10 stores smaller than 40,000 square feet; (ii) 12 stores ranging from 40,000 to 50,000 square feet; and (iii) 16 stores between 50,000 and 77,000 square feet. The stores in the first category generally are older stores located in densely populated areas in which little or no supermarket expansion is expected due to the limited availability of real estate locations. Despite their age and size, as a group, these stores generally continue to perform well in terms of sales per square foot and profitability. The next size category represents stores that more closely resemble the store sizes operated by conventional supermarket competitors in the local area. Finally, the category representing the largest size stores includes the nine "Shoppers Club" supermarkets (averaging approximately 67,900 total square feet per store). These larger size supermarkets generally have more space devoted to specialty departments and offer more "club pack" size products.

Shoppers is the largest supermarket chain targeting the price-conscious segment in Greater Washington, D.C. The two primary competitors of Shoppers are Giant Food, Inc. ("Giant") and Safeway Inc. ("Safeway"), both of which operate in the higher-service, higher-price segment. Overall, Shoppers has the third largest market share in Greater Washington, D.C. "Greater Washington, D.C." includes Washington, D.C.; Calvert, Charles, Frederick, Montgomery and Prince Georges counties in Maryland; Arlington, Fairfax, Loudoun, Prince William and Stafford counties in Virginia; and the independent cities of Alexandria, Fairfax and Falls Church in Virginia. Shoppers does not, however, operate any stores in the city of Washington, D.C.

Store Expansion and Remodeling

Shoppers has plans to open large new stores and upgrade existing stores. Shoppers opened four new stores since July 1997 and has signed a lease to open one new store (between 65,000 and 75,000 square feet) during the fiscal year ending January 29, 2000 ("fiscal 2000"). Shoppers is currently considering expanding or remodeling at least 17 stores during fiscal 2000. Of its existing 38 stores, 28 are larger than 40,000 square feet, and all but one of the Company's stores were opened, remodeled or expanded during the last ten years. The Company believes that its existing supermarkets generally have well-established locations with favorable lease terms (including multiple options), are in good condition and require only routine maintenance.

The following chart sets forth certain information concerning Shoppers stores during the past five fiscal years:

                                                         Fiscal Year
                                                  ----------------------------
                                                  1995  1996  1997  1998  1999
                                                  ----  ----  ----  ----  ----
Number of Stores at Beginning of Period            35    33    34    34    37
New Stores Opened                                   0     1     0     3     1
Stores Closed                                       2     0     0     0     0
                                                   --    --    --    --    --
Stores at End of Period                            33    34    34    37    38
Remodeled/Expanded                                  1     0     2     0     2

During the 52 weeks ended January 30, 1999 ("fiscal 1999"), Shoppers opened a 67,590 square foot store in College Park, Maryland.

Product Selection

The Company believes that in recent years consumers have shown an increasing preference for food stores that offer not only the wide variety of food and non-food items carried by conventional supermarkets, but also an expanded assortment of high-quality specialty food items and fresh produce. To respond to this trend, Shoppers offers a complete line of produce, fresh baked goods, freshly packaged meat, seafood products and floral assortments and provides service in these departments at the customer's request. This strategy provides consumers with a wider selection of higher quality products and convenience foods, while shifting its sales mix toward higher gross margin products.

Shoppers' largest supermarkets carry over 25,000 Stock Keeping Units ("SKUs"). Its merchandising program is designed to offer customers a wide selection of products at prices that are generally below those of its primary supermarket competitors. Shoppers accomplishes this by carrying slightly fewer items than its local supermarket competitors, primarily through pursuing less duplication of products in smaller sizes. This program also includes a critical assessment of existing store layouts, shelving and product mix. The Company monitors SKUs to identify slow-moving products that may be replaced with new products.

Shoppers stores carry a variety of grocery and general merchandise under private label names, including "Richfood" and "Shoppers Food Warehouse," which currently account for approximately 10% of its sales. Private label products are of a quality generally comparable to that of national brands, at significantly lower prices, while Shoppers' gross margins on private label products are generally higher than on national brands.

Purchasing, Warehousing and Distribution

Shoppers purchases approximately 75% of its inventory from subsidiaries of Richfood. Because Shoppers' stores receive most of their deliveries from Richfood subsidiaries almost daily, Shoppers maintains no warehouse storage space. Richfood's large volume purchasing results in significant cost savings to Shoppers.

Shoppers also purchases merchandise sold in its supermarkets, in particular, beverages and snack products, from sources other than Richfood.

Advertising and Promotion

Shoppers uses a broad-based advertising program to emphasize its "Low Price" image. Over two million 12 page, four color circulars are printed and distributed weekly in the Washington Post to subscribers, and to nonsubscribers via the "Post-Plus" program, which insures that the circulars are placed in every home in the Greater Washington, D.C. Market. The "Low price" image is reinforced with a television and radio campaign supported by vendors' and Shoppers' funds.

Media broadcasts support the Bonus Saving Program, in which manufacturers' allowances are passed on to customers in the form of lower priced products. Broadcasts also support Shoppers Discounted Program, whereby pre-priced items are discounted 10% to 40% for the customer. Extensive in-store point of purchase signs are located throughout the stores to communicate Shoppers low price image.

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. Shoppers' competitors include national, regional and local supermarket chains, independent grocery stores, specialty food stores, warehouse club stores, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. Shoppers competes by providing its customers with exceptional value by offering quality produce and fresh foods, self-service specialty departments, and a selection of national brand groceries and private label goods, all at competitive prices. Shoppers monitors the prices offered by its competitors on a weekly basis and uses a computerized price management system to verify pricing positions. The Company's ability to remain competitive in its markets depends in part on its ability to remodel and update its stores in response to remodelings and new store openings by its competitors.

The number and type of competitors vary by location. Shoppers' two principal competitors are conventional supermarket chains, Giant and Safeway, which have market shares in Greater Washington, D.C. of approximately 44% and 26%, respectively. The Company believes that Shoppers' market share of approximately 13% exceeds the next highest competitor by almost four times. However, Shoppers believes that it will face increased competition in the future from other supermarket chains and intends to compete aggressively against existing and new competition.

Employees

As of January 30, 1999, Shoppers employed approximately 4,700 people, of whom approximately 1,400 were full-time. Approximately 4,300 employees were covered by collective bargaining agreements with various locals of two unions. Shoppers has an agreement with United Food and Commercial Workers, Local 400, which will expire July 1, 2000 and covers approximately 4,000 retail clerks and meat cutters, and an agreement with United Food and Commercial Workers, Local 27, which will expire September 30, 2001 and covers approximately 300 retail clerks and meat cutters.

Trade Names, Service Marks and Trademarks

Shoppers uses a variety of trade names, service marks and trademarks. Except for "Shoppers," "SFW," "Shoppers Food Warehouse" and "Shoppers Club," Shoppers does not believe any of such trade names, service marks or trademarks are material to its business. Shoppers presently has federal registrations of the "Shoppers Food Warehouse" and "Colossal Donuts" trademarks. It has federal registration of "Shoppers Club" as a service mark and is seeking federal registration of it as a trademark. Shoppers also has federally registered "Shoppers," "Shoppers Food Warehouse" and "SFW" as service marks and has also registered the "Shoppers Food Warehouse" and "SFW" designs.

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

Item 2.  Properties

Shoppers has supermarkets in Virginia and Maryland, all of which are leased. The following chart sets forth certain information regarding its stores by size:

                                                             Size
      Location                                        (gross sq. ft.)
      --------                                        ---------------
      Alexandria, VA (Potomac Yards)(1)                     76,774
      Manassas, VA (Sulley Manor Drive)(1)                  75,864
      Fredericksburg, VA(1)                                 74,864
      Germantown, MD(1)                                     70,057
      Falls Church, VA(1)                                   68,974
      College Park, MD(1)                                   67,590
      Dale City, VA(1)                                      63,971
      Takoma Park, MD(1)                                    60,348
      Clinton, MD                                           54,200
      Alexandria, VA (Richmond Hwy)                         53,692
      Alexandria, VA (N. Kings Hwy)                         53,380
      Laurel, MD(1)                                         51,880
      Forestville, MD                                       51,828
      Olney, MD                                             51,000
      Fairfax, VA                                           50,750
      Leesburg, VA                                          50,101
      Landover, MD (Largo)                                  49,840
      Burke, VA                                             49,284
      Herndon, VA                                           48,424
      Manassas, VA (Shoppers Square)                        47,040
      Centreville, VA                                       47,002
      Lanham, MD                                            46,470
      Stafford, VA                                          43,895
      Franconia, VA                                         42,862
      Frederick, MD                                         42,500
      Sterling, VA                                          42,491
      Hyattsville, MD (Chillum)                             40,559
      Chantilly, VA                                         40,373
      Waldorf, MD                                           39,920
      Landover, MD (M.L. King)                              36,500
      New Carrolton, MD                                     35,760
      Coral Hills, MD                                       35,000
      Annapolis, MD                                         28,710
      Rockville, MD                                         26,770
      Colmar Manor, MD                                      25,336
      Annandale, VA                                         23,680
      Alexandria, VA (Little River Turnpike)                23,322
      Hyattsville, MD (Adelphi)                             20,329

      ---------------------------
      (1) Shoppers Club supermarket.

Most of the Company's stores are operated under long-term leases that the Company believes have favorable terms. The lease for one of the Company's smallest stores was on a month-to-month basis, which was terminated in February 1999.

Shoppers leases an 86,000 square foot office building in Lanham, MD that serves as its corporate offices. The lease commenced in 1990 and expires in 2010. The Company subleases approximately 35,600 square feet of this office building to unrelated third parties.

Item 3.     Legal Proceedings

In the ordinary course of its business, Shoppers is a party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. Shoppers believes that the outcome of the proceedings to which Shoppers currently is a party will not have a material adverse effect upon its business, financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         Information omitted in accordance with General Instruction I (2)(c).

                                    Part II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

         The Common Stock of SFW Holding Corp. is not publicly traded.

Item 6.  Selected Financial Data

         Information omitted in accordance with General Instruction I(2)(a).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Except for historical information, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially due to a variety of factors, including Shoppers' ability to open new stores and the effect of regional economic conditions. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements that may be made to reflect future events or circumstances, other than through its regular quarterly and annual reports filed with the SEC.

Richfood operates Shoppers as a distinct unit within its retail division and does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Financial Condition

In connection with the Dart Acquisition, the portion of the Dart purchase price allocated to Shoppers was pushed-down to the Company's financial statements. As a result, Assets and Stockholder's Equity on the Company's Consolidated Balance Sheet each increased by approximately $171.9 million.

Results of Operations

Reference to "fiscal 1999" means the 52 weeks ended January 30, 1999, "fiscal 1998" means the 52 weeks ended January 31, 1998 and "fiscal 1997" means the 52 weeks ended January 31, 1997.

Fiscal 1999 Compared with Fiscal 1998

Sales increased by $29.8 million, or 3.5%, from $855.8 million during fiscal 1998 to $885.6 million during fiscal 1999. The sales increase was primarily due to additional sales associated with four new stores opened since July 1997 (including one store that opened in July 1998). Comparable store sales decreased 6.0% during fiscal 1999, compared to the prior fiscal year. The decrease in comparable store sales was primarily due to the new Shoppers' stores drawing customers from existing Shoppers' stores and competitive market conditions.

Gross profit increased by approximately $14.4 million (7.2%), from $199.2 million during fiscal 1998 to $213.6 million during fiscal 1999. Gross profit, as a percentage of sales, increased to 24.1% during fiscal 1999 compared to 23.3% during fiscal 1998. The increase in gross profit was primarily due to the reduced number of items with special discount pricing as well as an increase in allowances received from vendors associated with the introduction of new products.

Selling and administrative expenses increased by approximately $9.6 million (6.0%), from $160.7 million during fiscal 1998 to $170.3 million during fiscal 1999. Selling and administrative expenses, as a percentage of sales, increased from 18.8% during fiscal 1998 to 19.2% during fiscal 1999. The increase was

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

primarily attributable to higher advertising expenses and one-time promotional expenses at certain locations.

Depreciation and amortization increased by $2.4 million from $11.1 million during fiscal 1998 to $13.5 million during fiscal 1999. The increase was primarily due to increased amortization of goodwill as a result of the Dart Acquisition.

Operating income was $29.8 million for fiscal 1999 compared to $27.4 million for the same period in the prior fiscal year. The increase was primarily due to the increase in gross profit and was partially offset by the increased selling and administrative expenses and amortization of goodwill.

Interest income increased approximately $0.6 million during fiscal 1999 compared to fiscal 1998 due to interest accrued on the loans to Dart and the interest recorded on the note receivable from an affiliate of Dart (see Note 7 to the Consolidated Financial Statements).

Interest expense decreased approximately $2.6 million from $21.1 million during fiscal 1998 to $18.5 million during fiscal 1999. The decrease was primarily the result of a reduction in interest expense due to amortization of the adjustment to market value of the Senior Notes.

The effective income tax rate for fiscal 1999 was 54.3% compared to 48.5% for fiscal 1998. The increase was attributable to the increase in nondeductible amortization of acquisition related goodwill as a result of the Dart Acquisition in May 1998.

Net income increased by $3.4 million, from $3.7 million during fiscal 1998 to $7.1 million during fiscal 1999. The increase was primarily attributable to the inclusion of an extraordinary item comprised of the loss on the early extinguishment of debt during fiscal 1998 and to the increase in operating income during fiscal 1999.

Fiscal 1998 Compared with Fiscal 1997

Sales increased by $4.9 million, from $850.9 million during fiscal 1997 to $855.8 million during fiscal 1998. The sales increases were due to three new stores opened since July 1997. Comparable store sales decreased 4.5% during fiscal 1998. The decrease in comparable store sales was primarily due to the new stores drawing customers from existing stores and competitive market conditions.

Gross profit increased by $8.3 million (4.3%), from $190.9 million during fiscal 1997 to $199.2 million during fiscal 1998. Gross profit, as a percentage of sales, increased to 23.3% during fiscal 1998 from 22.4% during fiscal 1997. The increases were primarily due to a more proactive pricing strategy on selected items, a reduction in the number of items that were offered at special discounts on a weekly basis in stores, a higher allowance income achieved through increased vendor participation and a reduction in the charge to operations for LIFO, from $0.9 million during fiscal 1997 to $0.4 million during fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selling and administrative expenses increased by $6.1 million (3.9%), from $154.6 million during fiscal 1997 to $160.7 million during fiscal 1998. Selling and administrative expenses, as a percentage of sales, increased from 18.2% during fiscal 1997 to 18.8% during fiscal 1998. The increases were primarily attributable to increased payroll costs associated with negotiated union rates and to expenses associated with three new stores opened after July 1997.

Depreciation and amortization increased by $2.4 million from $8.7 million during fiscal 1997 to $11.1 million during fiscal 1998. The increases were primarily due to additional depreciation and amortization associated with goodwill and lease rights, as well as with fixed assets purchased for three new stores opened after July 1997, offset in part by assets becoming fully depreciated in 1997. In connection with the Shoppers Acquisition, the Company commenced using Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Shoppers Acquisition, the Company used accelerated methods. The cumulative effect of this change in accounting principle has been recorded in the financial statements for fiscal 1998. Depreciation expense for fiscal 1997 would have been $0.6 million more using the straight-line basis.

Operating income was $27.4 million for fiscal 1998 compared to $27.6 million during the prior fiscal year. The decrease was primarily due to higher selling and administrative expenses and increased depreciation and amortization and was partially offset by the increase in gross profit.

Interest income decreased $2.4 million during fiscal 1998 compared to fiscal 1997 primarily due to a reduction of funds available for short-term investing as a result of the repayment of the bridge financing associated with the Shoppers Acquisition.

Interest expense increased approximately $19.4 million from $1.6 million during fiscal 1997 to $21.1 million during fiscal 1998 as a result of interest paid on the Increasing Rate Notes, interest accrued on the Senior Notes and the amortization of financing costs.

The effective income tax rate for fiscal 1998 was 48.5% compared to 35.7% for fiscal 1997. The increase was primarily attributable to nondeductible amortization of acquisition related goodwill.

On June 26, 1997, the Company sold $200 million aggregate principal amount of its 9.75% senior notes due 2004. On July 25, 1997, the proceeds were used to repay $143.3 million (including approximately $3.3 million of accrued and unpaid interest) of the existing Increasing Rate Notes and to pay $50.0 million into an escrow account, which was used by Dart when it consummated a settlement with certain of its shareholders. As a result of this transaction, $5.3 million, representing an unamortized portion of the financing costs incurred to secure initial senior indebtedness, were expensed as an extraordinary item, net of taxes of approximately $2.2 million.

Net income decreased by $16.9 million, from $20.6 million during fiscal 1997 to $3.7 million during fiscal 1998. The decrease was primarily attributable to increased interest expense associated with the Company's indebtedness and the extraordinary item discussed above, offset by the cumulative effect of the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

change in accounting principle.

Effects of Inflation

During the last three fiscal years, the rate of general inflation has been relatively low and has not had a significant impact on Shoppers' net sales or income from continuing operations.

Liquidity and Capital Resources

The Company's principal source of liquidity is expected to be its cash flow from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

During fiscal 1999, operating activities generated net cash of $9.1 million compared to $16.6 million during the prior fiscal year. The decrease was primarily due to shorter payment terms on inventory purchases from Richfood compared to payment terms on trade accounts payable.

Investing activities used $5.9 million of Shoppers' cash during fiscal 1999 compared to providing $85.6 million during fiscal 1998. The change was primarily due to the Company's disposition of its short-term investments during fiscal 1998 in order to provide funds for the repayment of the Bridge Loan associated with the Shoppers Acquisition. During fiscal 1999, cash was used primarily for capital expenditures relating to one new store that opened in July 1998, as well as routine expenditures for equipment, and was partially offset by the net disposition of short-term investments. Shoppers estimates that it will make total capital expenditures of approximately $22.5 million during the 52 weeks ending January 29, 2000. Management expects that these capital expenditures will be financed primarily through cash flow from operations.

Financing activities used $0.6 million of the Company's cash during fiscal 1999, compared to using $111.9 million during fiscal 1998. The decrease was primarily due to payments on the Bridge Loan, other financing costs and acquisition costs associated with the Shoppers Acquisition during the prior fiscal year (see Note 2 to the Consolidated Financial Statements).

Shoppers' current interest expense consists primarily of interest on the Senior Notes and capital lease obligations. Interest on the Senior Notes is accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and contain certain restrictive covenants including, (i) limitation on restricted payments, (ii) limitation on indebtedness, (iii) limitation on investments, loans and advances, (iv) limitation on liens, (v) limitation on transactions with affiliates, (vi) restriction on mergers, consolidations and transfers of assets, (vii) limitation on lines of business, (viii) limitations on asset sales and (ix) limitation on issuance and sale of capital stock of subsidiaries. The amount of dividend payments that the Company can make to Dart is also subject to certain restrictions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company believes that cash flows from Shoppers' operations will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

Year 2000 Compliance

References herein to Richfood are based on information provided by Richfood to the Company.

The "Year 2000" issue is the result of computer systems and software programs using only two digits rather than four to define a year. As a result, computer systems that have date--sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Unless remedied, the Year 2000 issue could result in system failures, miscalculations, and the inability to process necessary transactions or engage in similar normal business activities. In addition to computer systems and software, any equipment using embedded chips, such as switchgear, controllers and telephone exchanges, could also be at risk.

As a result of the Dart Acquisition, the Company's computer systems and software programs are being incorporated into Richfood's. Richfood has developed, and has begun implementing, a strategic, long--term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, Richfood has developed and is implementing a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

      -     Information technology systems ("IT").

      -     Embedded technology and other systems ("Non-IT").

      -     Key third party relationships.

Based on the Strategic Plan and assessments conducted as part of the Y2K Plan, Richfood determined that it would be necessary to modify or replace portions of its software and certain hardware systems so that such systems will properly recognize dates beyond December 31, 1999. Richfood presently believes that with the modification or replacement of existing software and certain hardware systems, the Year 2000 issue can be significantly mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the financial condition or results of operations of the Company.

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

The assessment phase has been completed with respect to IT and Non--IT systems that Richfood believes could be adversely affected by the Year 2000 issue. The assessment indicated that many of the Company's significant information systems could be adversely affected, particularly the general ledger, human resources, payroll, and point of sale systems. Non-IT systems, including telephones, loss-prevention and food production systems, are also being validated; however, the Company believes that non-compliance of the Non-IT systems does not pose a significant risk to the Company's financial condition or results of operations.

With respect to IT systems, the remediation/testing phase is approximately 60% complete, with an expected completion date of mid 1999, and the implementation phase is expected to continue until September 1999. Certain point of sale software systems and all time and attendance systems will be upgraded or replaced during 1999. Additionally, human resources, payroll and general ledger system software upgrades are expected to be completed by mid 1999.

The majority of the Company's Non--IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non--IT systems remediation/testing phase is approximately 65% complete and full implementation is expected by mid 1999.

Richfood's evaluation of the Year 2000 readiness of the Company's material suppliers(Richfood is the Company's primary supplier), customers and other third parties, has not identified any class of third party providers that could materially impact the Company's results of operations in the event of their failure to become Year 2000 compliant. However, there can be no assurance that the failure of any unrelated third parties to become Year 2000 compliant in a timely manner would not result in a material adverse effect on the Company's results of operations or financial condition.

Total costs associated with the Company's Year 2000 remediation are expected to be approximately $3.4 million. Of this amount, approximately $3.0 million has, or is expected to be capitalized, in accordance with GAAP, with approximately $150,000 capitalized during fiscal 1999, and the Company expects to pay the majority of the remaining costs over the next eight months. All expenditures by the Company related to the Y2K Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. No material information technology projects have been deferred as a result of the implementation of the Y2K Plan.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial condition if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, Richfood and the Company are in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company and Richfood expect to complete contingency plans in mid 1999 and expect that such plans may include provisions relating to, among other things, manual workarounds and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the contingency plans must be executed.

Richfood's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties upon whom Richfood and the Company rely, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's financial condition or results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The registrant's market risk exposure is not material. Interest on both the Company's notes receivable and Senior Notes are at fixed rates. The Company does not have any other financial instruments that result in material exposure to interest rate risk.

Item 8.     Financial Statements and Supplementary Data

Financial Statements                                            Page
--------------------                                            ----
    Report of Independent Auditors                               21

    Report of Independent Public Accountants                     22

    Consolidated Balance Sheets                                  23-24

    Consolidated Statements of Operations                        25

    Consolidated Statements of Stockholder's
      Equity                                                     26

    Consolidated Statements of Cash Flows                        27-29

    Notes to Consolidated Financial Statements                   30-41

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
SFW HOLDING CORP.:

We have audited the accompanying consolidated balance sheet of SFW Holding Corp. (a Delaware corporation and wholly owned subsidiary of Dart Group Corporation) and subsidiaries (the "Company"), as of January 30, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of SFW Holding Corp. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the fiscal years in the two-year period ended January 31, 1998, were audited by other auditors whose report, dated April 28, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFW Holding Corp. and subsidiaries as of January 30, 1999, and the results of their operations and their cash flows for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998, in conformity with generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP

Richmond, Virginia
April 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF SFW HOLDING CORP.:

We have audited the accompanying consolidated balance sheet of SFW Holding Corp., as defined in Note 1, (a Delaware corporation and wholly owned subsidiary of Dart Group Corporation) and subsidiaries (the "Company"), as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the fifty-two week period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFW Holding Corp. and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for each of the two fiscal years in the fifty-two week period ended January 31, 1998, in conformity with generally accepted accounting principles.

Effective February 6, 1997, the Company changed its method of depreciating property and equipment (see Note 1).

                                                    /s/  ARTHUR ANDERSEN LLP

Washington, D.C.
April 28, 1998

                       SFW HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 Post-Dart
                                                Acquisition
                                                January 30,   January 31,
ASSETS                                              1999        1998
                                               ------------  ------------
Current Assets:
  Cash and equivalents                           $  6,602     $  4,027
  Marketable debt securities                          -            522
  Accounts receivable, net of allowance of
    $500 at January 30, 1999                       13,263        7,950
  Inventories                                      31,477       30,795
  Prepaid income taxes                                -          1,217
  Deferred income taxes                             3,432        4,254
  Prepaid expenses                                  1,612        2,173
  Due from affiliate                                  -            522
                                                 --------     --------
    Total current assets                           56,386       51,460
                                                 --------     --------

Property and Equipment, at cost:
  Land and buildings                                9,000        7,503
  Furniture, fixtures and equipment                45,276       64,515
  Leasehold improvements                            2,388        3,842
                                                 --------     --------
                                                   56,664       75,860
  Accumulated depreciation and amortization         3,763       36,973
                                                 --------     --------
      Net property and equipment                   52,901       38,887
                                                 --------     --------

Deferred Financing Costs                              -          6,543
Goodwill net of accumulated amortization of
  $5,809 and $3,631                               311,371      145,118
Lease Rights                                       29,031       11,689
Note Receivable from Dart                          38,860       35,374
Other Assets                                        1,240          861
                                                 --------     --------

  Total assets                                   $489,789     $289,932
                                                 ========     ========

The accompanying notes are an integral part of these consolidated balance sheets.

                       SFW HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                Post-Dart
                                               Acquisition
                                               -----------
                                               January 30,   January 31,
LIABILITIES AND STOCKHOLDER'S EQUITY              1999        1998
                                              ------------  -----------
Current Liabilities:
  Accounts payable, trade                      $ 12,283      $ 40,006
  Accrued expenses
    Salaries and benefits                         5,401         4,490
    Taxes other than income                       2,525         2,687
    Interest                                      2,378         2,654
    Insurance                                     4,881         4,530
    Other                                         5,840         1,794
  Current portion of capital lease obligations      531           -
  Income taxes payable                              800           -
  Due to affiliates                              26,038           334
                                               --------      --------
    Total current liabilities                    60,677        56,495
                                               --------      --------

Senior Notes due 2004                           211,764       200,000
Capital Lease Obligations                        12,709        11,315
Deferred Income Taxes                            12,832         9,625
Other Liabilities                                 6,827         6,549
                                               --------      --------
    Total liabilities                           304,809       283,984
                                               --------      --------

Commitments and Contingencies (Notes 5 and 8)
Stockholder's Equity:
  Common Stock, voting, par value
    $0.01 per share, 1,000 shares authorized,
    issued and outstanding                          -             -
  Paid-in-capital                               179,091        31,961
  Retained earnings (deficit)                     5,889       (26,013)
                                               --------      --------
    Total stockholder's equity                  184,980         5,948
                                               --------      --------
    Total liabilities and stockholder's
      equity                                   $489,789      $289,932
                                               ========      ========


The accompanying notes are an integral part of these consolidated balance sheets.

                       SFW HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                             Post-Dart
                            Acquisition
                            -----------
                             January 30,     May 18,     January 31,   January 31,
                               1999           1998          1998          1997
                             ----------   -----------   ----------     ----------
                             (37 weeks)    (15 weeks)
Sales                        $  636,507   $  249,052    $  855,769     $     -
Cost of sales                   481,205      190,799       656,572           -
                             ----------   ----------    ----------     ----------
    Gross profit                155,302       58,253       199,197           -
                             ----------   ----------    ----------     ----------
Selling and administrative
  expenses                      122,306       47,990       160,713           -
Depreciation and
  amortization                   10,130        3,354        11,090           -
                             ----------   ----------    ----------     ----------
      Operating income           22,866        6,909        27,394           -

Interest income                   2,684        1,544         3,587           -
Interest expense                 12,156        6,371        21,079           -
Equity in income from
  affiliate                         -            -             -          11,405
                             ----------   ----------    ----------     ----------
Income before income taxes,
  extraordinary item and
  cumulative effect of
  accounting change              13,394        2,082         9,902        11,405
Income taxes                      7,505          890         4,801         2,734
                             ----------   ----------    ----------     ----------
Income before extraordinary
  item and cumulative effect
  of accounting change            5,889        1,192         5,101         8,671
Extraordinary item:
  Loss on early
    extinguishment of debt,
    net of income taxes of
    $2,150                          -            -          (3,126)          -
Cumulative effect of
    accounting change, net
    of income taxes of
    $1,344                          -            -           1,729           -
                             ----------   ----------    ----------     ----------
Net income                   $    5,889   $    1,192    $    3,704     $    8,671
                             ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       SFW HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                             Post-Dart
                            Acquisition
                            -----------
                             January 30,    May 18,      January 31,   January 31,
                                1998         1998           1998          1997
                             ----------   ----------     -----------   -----------
                             (37 weeks)   (15 weeks)
Common Stock
 Balance, beginning
  and end of period         $     -        $     -       $     -       $     -
                            ==========     ==========    ==========    ==========

Paid in Capital:
 Balance, beginning of
   period                    $  179,091    $   31,961    $   31,961    $   29,227
 Dart Acquisition (Note 2)          -         147,130           -             -
 Tax obligation assumed by
   parent                           -             -             -           2,734
                             ----------    ----------    ----------    ----------
 Balance, end of period      $  179,091    $  179,091    $   31,961    $   31,961
                             ==========    ==========    ==========    ==========

Retained Earnings:              -
 Balance, beginning
   of period                 $      -      $  (26,013)   $   20,283    $   16,612
 Net income                       5,889         1,192         3,704         8,671
 Dart Acquisition (Note 2)          -          24,821           -             -
 Stockholder distributions          -             -         (50,000)       (5,000)
                             ----------    ----------    ----------    ----------
 Balance, end of period      $    5,889    $      -      $  (26,013)   $   20,283
                             ==========    ==========    ==========    ==========

Common Stock Outstanding:
  Balance, beginning and
    end of period                     1             1             1             1
                             ==========     ==========    =========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       SFW HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                             Post-Dart
                            Acquisition
                            -----------
                             January 30,     May 18,   January 31,  January 31,
                                1999         1998         1998         1997
                             ----------   ----------   ----------   -----------
                              (37 weeks)  (15 weeks)   (52 weeks)    (52 weeks)
Cash flows from operating
  activities:
  Net income                   $  5,889    $  1,192     $  3,704     $  8,671
  Adjustments to reconcile
    net income to net cash
    provided by (used in)
    operating activities:
    Depreciation and
      amortization               11,006       3,354       11,090          -
    Cumulative effect of
      accounting change             -           -         (1,729)         -
    Amortization of deferred
      financing costs               -           173        1,214          -
    Amortization of
      Senior Notes fair value
      adjustment                 (2,554)        -            -            -
    Deferred income taxes        (1,263)       (275)        (866)         -
    Write-off Increasing Rate
      Notes financing costs         -           -          5,276          -
    Other                           712         294          991          -
    Equity in earnings of
      affiliate                     -           -            -         (8,671)
  Changes in assets and
    liabilities:
    Accounts receivable          (4,368)     (1,445)         575          -
    Inventories                   1,970       1,666       (1,096)         -
    Other assets                   (207)        348         (174)         -
    Due to/from affiliates       20,030        (652)         -            -
    Accounts payable            (30,924)      3,101       (1,824)         -
    Accrued expenses             (7,730)      6,722        2,688          -
    Income taxes                  1,493         524       (1,217)         -
    Closed store reserve           (290)       (107)        (353)         -
    Deferred income                 560        (127)      (1,650)         -
                               --------    --------     --------      --------
    Net cash provided by
      (used in)operating
       activities              $ (5,676)   $ 14,768     $ 16,629     $    -
                               --------     --------     --------     --------


                            (continued on next page)

                       SFW HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                             Post-Dart
                            Acquisition
                            -----------
                             January 30,    May 18,    January 31,  January 31,
                                 1999        1998         1998         1997
                             -----------  ----------   -----------  ----------
                              (37 weeks)  (15 weeks)   (52 weeks)   (52 weeks)
Cash flows from investing
  activities:
  Capital expenditures         $ (3,435)   $ (2,960)    $ (9,497)    $    -
  Dividend from Shoppers            -           -            -          5,000
  Purchase of short-
    term investments             (1,449)     (2,155)     (36,093)         -
  Sales/maturities of short-
    term investments              4,121         -        131,190          -
                               --------    --------     --------     --------
Net cash provided by
      (used in) investing
       activities              $   (763)   $ (5,115)    $ 85,600     $  5,000
                               --------    --------     --------     --------

Cash flows from financing
  activities:
  Dividends to stockholders    $    -      $    -       $(50,000)    $ (5,000)
  Payments for acquisition
    and deferred
    financing costs                (116)       (178)     (13,843)         -
Proceeds from Senior Notes          -            -       200,000          -
  Repayment of Increasing
    Rate Notes                      -           -       (140,000)         -
  Restricted proceeds               -           -        (50,218)         -
  Release of Restricted
    Proceeds                        -           -         50,000          -
  Notes receivable from
    Dart                            -           -        (35,000)         -
  Payment of acquisition debt       -           -        (72,800)         -
  Principal payments under
    capital
    lease obligations              (310)        (35)         (80)         -
                               --------    --------    ---------    -------
      Net cash used in
       financing activities    $   (426)   $   (213)   $(111,941)   $  (5,000)
                               --------    --------    ---------    ---------

Net increase (decrease) in
  cash and equivalents         $ (6,865)   $  9,440    $  (9,712)   $     -
Cash and equivalents,
  beginning of period            13,467       4,027       13,739          -
                               --------    --------    ---------    -------
Cash and equivalents,
  end of period                $  6,602    $ 13,467    $   4,027    $     -
                               ========     ========    =========    =======


                            (continued on next page)

                       SFW HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)


                             Post-Dart
                            Acquisition
                            -----------
                             January 30,    May 18,    January 31,  January 31,
                                 1999        1998         1998         1997
                             ----------   -----------  -----------  ----------
                              (37 weeks)  (15 weeks)   (52 weeks)   (52 weeks)
Supplemental disclosure of
  cash flow information:
  Cash paid during the
    period for:
    Income taxes               $      20   $   1,242    $   4,812    $     -
    Interest                      19,593          47       16,868          -


The accompanying notes are an integral part of these consolidated financial statements.
                                       29

                       SFW HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements include the accounts of SFW Holding Corp. (a Delaware corporation and a wholly-owned subsidiary of Dart Group Corporation ("Dart")) and its subsidiaries, (collectively "SFW Holding" or the "Company") for the 37 weeks ended January 30, 1999 ("37 weeks of fiscal 1999"),the 15 weeks ended May 18, 1998 ("15 weeks of fiscal 1999"), the fiscal year ended January 31, 1998 ("fiscal 1998") and the fiscal year ended January 31, 1997 ("fiscal 1997"). All significant intercompany accounts and transactions have been eliminated.

On February 6, 1997, SFW Holding acquired the 50% interest in Shoppers Food Warehouse Corp. ("Shoppers") that it did not already own at a cost of $210 million (the "Shoppers Acquisition") (see Note 2). The accounts of SFW Holding, the successor to Dart's ownership of Shoppers, are reflected as if SFW Holding held the common stock of Shoppers since fiscal 1989. Shoppers is engaged in the business of operating discount grocery stores in Maryland and Virginia.

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

On May 18, 1998, a wholly-owned subsidiary of Richfood Holdings, Inc. ("Richfood") acquired all of the outstanding shares of Dart, (the "Dart Acquisition")(see Note 2). As a result, Richfood indirectly owns 100% of the outstanding common stock of the Company.

Fiscal Year

In connection with the Shoppers Acquisition, the Company adopted a fiscal year ending on the Saturday closest to January 31 to conform to Shoppers fiscal year. Prior to that, the Company's accounts are presented on fiscal years ending on January 31.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents and Marketable Debt Securities

The Company considers all highly liquid temporary cash investments with initial

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maturities of three months or less to be cash equivalents. At January 30, 1999, short-term investments of approximately $2.1 million were invested in money market funds. At January 31, 1998, Shoppers owned marketable debt securities with a fair value of $522,000, which approximated the cost of such securities.

Inventories

Shoppers' inventories are priced at the lower of cost or market. For substantially all inventories, cost is determined using the last-in, first-out ("LIFO") method. If replacement cost, which approximates the first-in, first-out method ("FIFO"), had been used, inventories would have been greater by approximately $4,743,000 as of January 31, 1998. At January 30, 1999, the LIFO value of inventories approximated their replacement cost. Net income would have been higher by approximately $200,000, and $368,000 for the 15 weeks of fiscal 1999 and fiscal 1998, respectively, if inventory had been priced on a FIFO basis.

Accounts Receivable

Accounts receivable include amounts due from vendors for coupons remitted, cooperative advertising and merchandise rebates.

Property and Equipment

Property and equipment are stated at cost. In connection with the Shoppers Acquisition, Shoppers adopted Dart's method of depreciating property and equipment on a straight line basis. Property and equipment is depreciated over the estimated useful life of the assets, generally five to ten years. Property and equipment includes $8.0 million of assets under a capital lease, less the related accumulated amortization of $476,000 at January 30, 1999. Depreciation and amortization expense relating to property and equipment, including assets under capital lease, was approximately $3.7 million, $2.1 million and $5.0 million during the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999 and fiscal 1998, respectively. Prior to the Shoppers Acquisition, Shoppers depreciated property and equipment using accelerated methods over the estimated useful lives of the assets, generally five to seven years. Pro forma net income, which represents historical net income adjusted as if the change in depreciation method was applied retroactively, was approximately $8.5 million for fiscal 1997.

Insurance

Shoppers maintains general liability and workers' compensation insurance with self-insured deductibles and maintains health coverage liabilities on a self-funded basis. An estimate of the obligation for self-insurance claims is accrued annually and adjusted periodically based on historical data and management's expectations regarding obligations for reported claims. Expenses arising from claims are accrued as claims become subject to estimation. Self-insurance liabilities are based on claims filed plus an additional amount for incurred but not reported claims. These liabilities are not discounted.

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

Shoppers provides a deferred tax expense or benefit equal to the change in the net deferred taxes during the period. Deferred income taxes represent the future net tax effects resulting from temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to be recovered or settled.

Lease Rights

Favorable lease rights are amortized over the term of the leases using the straight-line method.

Store Opening and Closing Costs

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred. Shoppers opened one new store and three new stores during the 37 weeks of fiscal 1999 and fiscal 1998, respectively.

The costs associated with store closings are charged to selling and administrative expense when management makes the decision to close a store. Such costs consist primarily of lease payments and other costs, net of estimated sublease income.

Deferred Income

Shoppers has entered into various agreements with vendors and suppliers that provide for the payment of cash or the receipt of merchandise at the beginning or during the contract period. These amounts are deferred and amortized over the expected lives of the contracts.

Long Lived Assets

Shoppers evaluates the recoverability of long-lived assets to be held and used, and goodwill for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An evaluation is made periodically and is based on such factors as the occurrence of a significant change in the environment in which the business operates or if the expected future undiscounted net cash flows would become less than the carrying amount of the asset. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an adjustment to fair value is required. Shoppers reports long-lived assets and certain identifiable intangibles to be disposed of at the lower of carrying amount or estimated fair value less costs to sell. Shoppers has determined that as of January 30, 1999, there has been no impairment in the carrying value of long-lived assets.

Concentration of Credit Risk

Shoppers' assets that are exposed to credit risk consist primarily of cash and

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


equivalents, short-term investments, and accounts receivable. Shoppers maintains cash and equivalents with major banks in its marketplace. Shoppers performs periodic evaluations of the relative credit standing of the financial institutions with which it does business. Shoppers' short-term investments are invested in money market funds. Shoppers' accounts receivable balance results primarily from the amounts due from its vendors for various promotional programs. Shoppers periodically reviews the collectibility of its accounts receivable balance and provides for estimated uncollectible accounts.

Fair Value of Financial Instruments

At January 30, 1999 and January 31, 1998, the carrying amount of financial instruments included in current assets and current liabilities approximates fair value due to the short maturity of those instruments.

The fair value for Shoppers' fixed rate Senior Notes (see Note 3) is based on quoted market prices. The fair value of Shoppers' outstanding Senior Notes on January 30, 1999 was approximately $211.3 million. The fair value of Notes Receivable from Dart (see Note 7) approximates the carrying value.

Earnings Per Share

Earnings per common share is not presented as SFW Holding is a wholly-owned indirect subsidiary of Richfood.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

NOTE 2 - ACQUISITIONS

Dart Acquisition

On May 18, 1998, a wholly-owned subsidiary of Richfood acquired all of the outstanding shares of Dart, which owns 100% of the outstanding common stock of the Company, for $160 per share, net to the seller in cash, or approximately $201 million. In connection with the Dart Acquisition, Richfood caused its subsidiary to merge with and into Dart in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the Dart Acquisition, Richfood indirectly owns 100% of the outstanding common stock of the Company and Shoppers.

Richfood has accounted for the Dart Acquisition using the purchase method of accounting, and accordingly, a new accounting basis began as of May 18, 1998 and the assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. Fiscal 1999 includes the results of operations for 37 weeks under this new basis of accounting. The excess of the Dart Acquisition purchase price allocated to Shoppers over net assets of Shoppers acquired (goodwill) has been pushed-down to Shoppers. This goodwill of approximately $317.2 million is based on a preliminary allocation of the

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purchase price and is being amortized on a straight line basis over 40 years.

Pro forma operating results for the 52 week periods ended January 30, 1999 and January 31, 1998 reflect the Dart Acquisition as if it had occurred on February 1, 1997. The following unaudited pro forma results of the Company reflect the push down of acquisition entries, including, but not limited to, additional amortization of goodwill, amortization of the fair market adjustment of the Senior Notes (see Note 3 - Long-Term Debt) and reversal of amortization of the acquisition costs associated with the Shoppers Acquisition (in thousands).

                                           Pro Forma             Pro Forma
                                          52 Weeks Ended       52 Weeks Ended
                                        January 30, 1999      January 31, 1998
                                      --------------------  --------------------
Sales                                  $ 885,559                 $ 855,769
Income before extraordinary item
  and cumulative effect of
  accounting change                        6,504                     5,300
Net income                                 6,504                     3,903

Richfood is operating Shoppers as a distinct unit within its retail division and has indicated that it does not presently plan to make any material changes to Shoppers' strategic focus or operational format.

Shoppers Acquisition

In June 1988, Dart acquired an initial 50% interest of Shoppers. In January 1997, Dart contributed its shares of Shoppers outstanding common stock to SFW Holding for 100% of the common stock of SFW Holding. On February 6, 1997, SFW Holding acquired the remaining 50% interest in Shoppers for $210 million and Shoppers became a wholly owned subsidiary of SFW Holding and indirectly Dart.

The Shoppers Acquisition was recorded using the purchase method of accounting and SFW Holding's interest in Shoppers was pushed down into the accompanying financial statements. The purchase price was allocated to the assets and liabilities of Shoppers and the excess purchase price over the net assets acquired of $148.8 million was allocated to goodwill, which was amortized over 40 years. In conjunction with the Shoppers Acquisition, Shoppers adopted Dart's method of depreciating property and equipment on a straight-line basis. Prior to the Shoppers Acquisition, Shoppers used accelerated depreciation methods.

NOTE 3 - LONG-TERM DEBT

Senior Notes

In June 1997, Shoppers issued $200.0 million aggregate principal amount of 9 3/4% Senior Notes due 2004 (the "Senior Notes"). The net proceeds from the Senior Notes was $193.5 million (after fees and expenses of approximately $6.5 million) of which $143.5 million was used to repay the acquisition debt incurred by Dart in connection with the Shoppers Acquisition and $50.0 million (the

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


"Restricted Proceeds") was paid to Dart in the form of a $40 million dividend and a $10 million loan for settlements with certain Dart shareholders. The early extinguishment of Shoppers Acquisition debt resulted in the write-off of unamortized deferred financing costs of $5.3 million, which has been presented in the consolidated statement of operations as an extraordinary loss, net of the related tax benefit of $2.2 million.

Interest on the Senior Notes is accrued from the date of issuance and is payable semi-annually in arrears on each June 15 and December 15. The Senior Notes are effectively subordinated in right of payment to all secured indebtedness of the Company and contain certain restrictive covenants including, (i) limitation on restricted payments, (ii) limitation on indebtedness, (iii) limitation on investments, loans and advances, (iv) limitation on liens, (v) limitation on transactions with affiliates, (vi) restriction on mergers, consolidations and transfers of assets, (vii) limitation on lines of business, (viii) limitations on asset sales and (ix) limitation on issuance and sale of capital stock of subsidiaries. The amount of dividend payments that the Company can make to Dart is also subject to certain restrictions.

The Senior Notes are fully and unconditionally guaranteed by SFW Holding. The guarantee is secured by a first priority security interest in the capital stock of Shoppers owned by SFW Holding.

On May 18, 1998, in connection with the Dart Acquisition, the Senior Notes were adjusted on Shoppers balance sheet to their fair value of $221.5 million. The $21.5 million of fair value in excess of face value of the Senior Notes is being amortized on a straight-line basis over the stated maturity period. In June 1998, Richfood purchased $6.5 million in face amount of the outstanding Senior Notes in an open market transaction for a total cash payment of approximately $7.2 million, including accrued interest.

NOTE 4 - INCOME TAXES

The provision for income taxes before extraordinary items and cumulative effect of accounting change is comprised of the following (in thousands):

                               Post-Dart
                              Acquisition
                              -----------
                              January 30,    May 18,     January 31,   January 31,
                                  1999         1998          1998          1997
                              -----------   --------     ----------    -----------
                               (37 Weeks)    (15 Weeks)    (52 Weeks)   (52 Weeks)
Current income tax provision:
  Federal                       $  8,562      $  1,070      $  4,068     $    -
  State                            1,180            37           207          -
Deferred income tax
  (benefit) provision
   Federal                        (1,895)         (222)          526        2,734
   State                            (342)            5           -            -
                                --------      --------      --------     --------
                                $  7,505      $    890      $  4,801     $  2,734
                                ========      =========     =========    =========

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


This effective income tax rate is reconciled to the Federal statutory rate as follows:

                                Post-Dart
                               Acquisition
                               -----------
                              January 30,     May 18,     January 31,     January 31,
                                 1999           1998           1998          1997
                              -----------   -----------   ------------    -----------
                               (37 Weeks)   (15 Weeks)      (52 Weeks)     (52 Weeks)
Federal statutory rate             35.0%         35.0%        35.0%         35.0%
Increase in taxes resulting
  from:
  State income taxes, net of
    Federal income tax benefit      4.1           1.3           0.9         (12.3)
  Amortization of Goodwill         16.9           6.4          12.8           9.8
  Other                              -              -          (0.2)         (8.5)
                                --------      --------      --------      -------
  Effective tax rate               56.0 %        42.7 %        48.5 %        24.0 %
                                ========       ========      ========      ========

As a result of the Dart Acquisition and the Shoppers Acquisition, certain differences have arisen between the book and tax basis of various assets and liabilities of the Company (see Note 2) and are reflected in the table that follows. Temporary differences that give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands):

                                                  Post-Dart
                                                 Acquisition
                                                  January 30,    January 31,
                                                     1999           1998
                                                  -----------    -----------
Deferred tax assets:
  Reserves for store
    closings and other                             $    492       $    210
  Deferred Rent                                         272            379
  Capital Lease                                       2,442            583
  Employee Benefits                                   4,240          3,547
  Deferred Income                                       854            306
  Other                                                 744            561
                                                   --------       --------
                                                   $  9,044       $  5,586
                                                   ========       ========

Deferred tax liabilities:
  Depreciation                                     $  2,492       $  1,436
  Lease Rights                                        5,691          4,329
  Inventory                                             934            -
  Purchase accounting
    asset basis adjustments                           9,327          5,192
                                                   --------       --------
                                                   $ 18,444       $ 10,957
                                                   ========       ========
Net deferred tax
   liability                                       $ (9,400)      $ (5,371)
                                                   ========        ========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary due to its history of profitable operations.

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Tax Sharing Agreement with Dart

In February 1997, Dart and Shoppers entered into a tax sharing agreement whereby the federal and certain state and local income tax returns of Shoppers would be consolidated in the federal income tax returns to be filed by Dart. This tax sharing arrangement was intended to allow Dart to utilize its net operating loss carryforwards. The Company's consolidated financial statements provide income taxes on a separate Company basis. As a result of the Dart Acquisition, Shoppers' and SFW Holding's federal and certain state income tax returns are consolidated with Richfood's tax returns.

NOTE 5 - LEASE COMMITMENTS

Shoppers leases retail store space under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. All store leases have stated periodic rental increases. The increases are amortized over the lives of the leases. Rent expense includes approximately $712,000, $294,000 and $991,000 of amortized rental increases for the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999 and fiscal 1998, respectively.

Following is a schedule of annual future minimum payments under the capital lease for office space, assuming future annual increases of 3 percent, and noncancelable operating leases, which have initial or remaining terms in excess of one year at January 30, 1999 (in thousands):

                                         Capital     Operating
        Fiscal Year                       Lease       Leases
        -----------                     ---------     --------
        2000                            $  1,397      $ 16,651
        2001                               1,439        16,357
        2002                               1,482        15,977
        2003                               1,527        15,601
        2004                               1,573        15,568
        2005-2018                         12,245       140,450
                                        --------      --------

          Total                           19,663      $220,604
                                                      ========
        Imputed Interest                   6,423
                                        --------
        Present value of net minimum
        lease payments                    13,240
      Current maturities                     531
                                        --------
      Long-term capital lease
        obligations                    $  12,709
                                       =========

Minimum capital lease and operating lease obligations have not been reduced by future sublease rentals of $529,000 receivable in the future under sublease agreements discussed below.

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Rent expense for operating leases charged to operations is as follows (in thousands):

                                  Post-Dart
                                 Acquisition
                                 -----------
                                    January 30,    May 18,      January 31,
                                       1999         1998           1998
                                    ----------   ----------     ----------
                                    (37 Weeks)   (15 Weeks)     (52 Weeks)
Minimum rentals                     $ 11,605      $  4,513       $ 14,088
Contingent rentals                     3,860         1,390          5,110
                                    --------      --------       --------
  Total                             $ 15,465      $  5,903       $ 19,198
                                    ========       ========       ========

Related-Party Leases

For periods prior to February 1, 1998, Shoppers leased its office space and certain store locations from related parties. The following lease agreements were no longer related party for periods subsequent to January 31, 1998.

In July 1990, Shoppers entered into an agreement to lease an 86,000 square foot office building in Lanham, Maryland, from a private partnership (the "Partnership") which is owned by former stockholders of the Company (members of the Herman family) and former stockholders of Dart (members of the Haft family). The lease is for 20 years and it commenced December 10, 1990. The lease provides for yearly increasing rental payments, based upon the Consumer Price Index for the Washington D.C., metropolitan statistical area; however, the annual increases will not be more than 6 percent nor less than 3 percent. Rental payments for fiscal 1998 were approximately $1.3 million and all remaining payments over the life of the lease aggregate approximately $19.6 million at January 30, 1999. Shoppers accounts for the lease as a capital lease and is included in the lease commitment table above. The lease requires the Company to pay for maintenance, utilities, insurance and taxes. The Partnership purchased the office building for approximately $8.7 million in July 1990.

During fiscal 1998, Shoppers made rental payments of approximately $5.9 million on store leases to partnerships related to former stockholders of Dart. As of January 31, 1998, Shoppers had ten store operating leases with partnerships related to the former stockholders of Dart.

Subleasing Agreements

Shoppers subleases space within one store for the sale of beer and wine to an entity affiliated with its officers. Shoppers received rental income of approximately $207,000, $40,000 and $209,000 during the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999 and fiscal 1998, respectively, from this entity, which is included in selling and administrative expenses.

As of January 30, 1999, there were three unaffiliated subtenants in the Lanham office building. The subtenants are leasing approximately 35,600 square feet. The subleases expire between September 1999 and September 2000. Shoppers received rental income of approximately $443,000, $194,000 and $600,000 in the 37 weeks of fiscal 1999 and the 15 weeks of fiscal 1999 and fiscal 1998, respectively from its subtenants.

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - EMPLOYEE BENEFIT PLANS

401(k) Plan

Shoppers has a defined contribution 401(k) plan (the "401K Plan") which is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by the Company in trust for the exclusive benefit of employees who participate in the 401K Plan. The Board of Directors authorized a contribution of $400,000 to the 401K Plan for fiscal 1998. Shoppers has accrued $624,000 as of January 30, 1999 for fiscal 1999 contributions to be made to the 401K Plan. Amounts accrued for the contributions to be made to the 401K Plan are included in accrued salaries and benefits in the accompanying financial statements.

Multiemployer Plans

Shoppers makes contributions to multiemployer plans for its union employees as follows (in thousands):

                               Post-Dart
                              Acquisition
                              -----------
                              January 30,     May 18,     January 31,
                                  1999         1998          1998
                              ----------   -----------   ------------
                               (37 Weeks)   (15 Weeks)     (52 Weeks)
Pension                         $    633      $    238     $    842
Health and welfare                 7,477         3,118       10,725
Legal                                406           143          487
                                --------      --------     --------
                                $  8,516      $  3,499     $ 12,054
                                ========      ========     ========


NOTE 7 -  TRANSACTIONS WITH AFFILIATES

Transactions with Richfood

The January 30, 1999 Consolidated Balance Sheet includes $26.0 million due to affiliates, which consists primarily of $9.7 million for the payment of inventory purchases from subsidiaries of Richfood, approximately $8.4 million for income tax payments and $7.2 million due to Richfood for its purchase of $6.5 million in face amount of the Senior Notes on June 26, 1998. Inventory purchases from Richfood during the 37 weeks of fiscal 1999 were approximately $361.3 million.

Transactions with Dart

Dart charged the Company, on a monthly basis, for actual expenses which related directly to the Company's operations (primarily insurance and legal expenses). Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services. Such charges were approximately $0.1 million, $0.4 million and $1.6 million during the 37 weeks of fiscal 1999, the 15 weeks of fiscal 1999, and fiscal 1998, respectively.

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Dart Notes Receivable

In connection with the 1992 sale of the assets of Total Beverage Corp. by Shoppers to Dart, Shoppers received a note receivable from Dart of approximately $1.5 million. In May 1998, Shoppers realized $1.2 million representing full settlement of this note. As a result,Shoppers received approximately $0.7 million in excess of the recorded estimated realizable value of the note, which was recognized in the Company's consolidated statement of operations during the thirteen week period ended May 2, 1998.

On September 26, 1997, Shoppers loaned Dart $10.0 million from the Restricted Proceeds that Dart used to fund a portion of a settlement with certain members of the Haft family who were stockholders of Dart. The loan is in the form of a promissory note that bears interest at 9 3/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

On January 28, 1998, Shoppers loaned Dart an additional $25.0 million that Dart used to fund a portion of a settlement with Herbert H. Haft, who was a stockholder of Dart. The loan is in the form of a promissory note that bears interest at 9 e/4% per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time.

NOTE 8 - LITIGATION

In the ordinary course of business, Shoppers is party to various legal actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings to which Shoppers currently is a party will not have a material adverse effect upon Shoppers' business, financial condition or results of operations.

NOTE 9 -  SUMMARIZED FINANCIAL DATA

Summary Income Data for Unconsolidated Subsidiary

The following information reflects the results of Shoppers for the year ended January 31, 1997 (in thousands):


              Revenue                                $862,395
              Gross Profit                            199,197
              Net Income                               21,251



The amounts included in net income above do not reflect the amortization of the difference between SFW Holding's original purchase price and the equity in net assets or certain tax contingencies recorded by the Company. The following is a reconciliation of the net income as reported by Shoppers with the equity in affiliate as reported on the Company's Consolidated Statements of Operations (in thousands):

                       SFW HOLDING CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shoppers Net Income                               $ 21,251
                                                  --------

50% of Shoppers Net income                        $ 10,626
Amortization of Excess Purchase Price
  over Net Assets Acquired                          (1,126)
Reversal of certain tax contingencies                1,905
                                                  --------
                                                  $ 11,405
                                                  ========

On February 6, 1997, SFW Holding acquired the other 50% interest in Shoppers for $210 million. As a result, the accounts of Shoppers are consolidated with the Company effective February 6, 1997.

NOTE 10 - INTERIM FINANCIAL DATA  (UNAUDITED)

Selected interim financial data for the fiscal years ended January 30, 1999 and January 31, 1998 are as follows:

                                             (in thousands)
THIRTEEN WEEK
PERIOD ENDED:             ------------------------------------------------
                           JANUARY 30,  OCTOBER 31,   AUGUST 1,     MAY 2,
                             1999         1998         1998 (1)     1998
                          ---------    ----------   -----------  -----------
Sales                      $226,603     $220,431     $224,527     $213,998
Gross Profit                 55,165       55,153       53,747       49,490
Net Income                    2,599        3,153          122        1,207


THIRTEEN WEEK
PERIOD ENDED:             ------------------------------------------------
                           JANUARY 31,  NOVEMBER 1,   AUGUST 2,     MAY 3,
                             1998         1997         1997         1997
                          ---------    ----------   -----------  -----------
Sales                      $222,169     $214,076     $209,543     $209,981
Gross Profit                 51,668       48,369       48,714       50,446
Net Income (Loss)(2)            989         (846)      (1,345)       4,906


(1) Includes two weeks results of operations prior to the Dart Acquisition and eleven weeks under the new basis of accounting established in connection with the Dart Acquisition (Note 2).

(2) Includes income of $1,729, net of income taxes, during the 13 weeks ended May 3, 1997 for the cumulative effect of an accounting change and a loss of $3,126, net of income taxes, during the 13 weeks ended July 2, 1997 for an extraordinary loss on early extinguishment of debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not required to be included in this Form 10-K in accordance with the instructions to Item 304 of Regulation S-K.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

            Information omitted in accordance with General Instruction I(2)(c).

Item 11.    Executive Compensation.

            Information omitted in accordance with General Instruction I(2)(c).

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            Information omitted in accordance with General Instruction I(2)(c).


Item 13.    Certain Relationships and Related Transactions.

            Information omitted in accordance with General Instruction I(2)(c).

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)   Financial Statements

          See Item 8.

(a) (2)   Schedules

          All schedules (except Schedule I) are omitted because the required information is not applicable or it is presented in the consolidated financial statements or related notes or the required information is not material.

(a) (3)   Exhibits

     4.1 Indenture, dated June 26, 1997, by and among Shoppers Food Warehouse Corp., SFW Holding Corp. and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp. Form S-4, Registration No. 333-32825, filed with the SEC August 5, 1997).

     4.2 Form of Shoppers Food Warehouse Corp. Global Security, dated June 26, 1997, (incorporated by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp. Form S-4, Registration No. 333-32825, filed with the SEC on August 5, 1997).

    10.1 Employment Agreement, dated August 18, 1997, between William White and Shoppers Food Warehouse Corp. (incorporated by reference to
          Exhibit 10.2- to the Dart Group Corporation (No. 0-1946) Form 10-Q filed with the SEC on September 15, 1997).

    10.2 Promissory Notes dated, September 26, 1997, and January 28, 1998, from Dart Group Corporation to Shoppers Food Warehouse Corp. (incorporated by reference to Exhibit 10.3 to Shoppers Food Warehouse Corp. Annual Report on Form 10-K filed with the SEC on May 1, 1998).

    27.1  Financial Data Schedule

          Exhibit 10.1 is a management contract required to be filed as an exhibit hereto.

(b)       Reports on Form 8-K

          SFW Holding Corp. filed a Current Report on Form 8-K on
          February 12, 1999 reporting under Item 4 - Changes in
          Registrant's Certifying Accountant.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SFW HOLDING CORP.


Date: April 30, 1999              By: /s/ John E. Stokely
      -----------------------         ---------------------------
                                      John E. Stokely
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 30, 1999                  /s/ John E. Stokely
      -----------------------         ----------------------------
                                      John E. Stokely
                                      Director and President


Date: April 30, 1999                  /s/ John C. Belknap
      -----------------------         ----------------------------
                                      John C. Belknap
                                      Director and Executive Vice President


Date: April 30, 1999                  /s/ Elliott Arditti
      -----------------------         ----------------------------
                                      Elliott Arditti
                                      Senior Vice President and Secretary


Date: April 30, 1999                  /s/ David W. Hoover
      -----------------------         ----------------------------
                                      David W. Hoover
                                      Vice President


Date: April 30, 1999                  /s/ Ronald T. Rice
      -----------------------         ----------------------------
                                      Ronald T. Rice
                                      Vice President and Controller

SCHEDULE I

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of SFW Holding Corp. and subsidiaries (the "Company") as of January 30, 1999, and for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998, and have issued our report thereon dated April 26, 1999 (included elsewhere in this annual report on Form 10-K). Our audit also included the financial statement schedule listed in Item 14(a)(2) of this annual report on Form 10-K as of January 30, 1999, and for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule listed in Item 14(a)(2) of this annual report on Form 10-K as of January 31, 1998, and for each of the fiscal years in the two-year period ended January 31, 1998 were audited by other auditors whose report, dated April 28, 1998, expressed an unqualified opinion on the information set forth therein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of January 30, 1999, and for the thirty-seven week period ended January 30, 1999 and the fifteen week period ended May 18, 1998.

                                               /s/ ERNST & YOUNG LLP

Richmond, Virginia
April 26, 1999

SCHEDULE I

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SFW Holding Corp.

We have audited in accordance with generally accepted auditing standards the consolidated financial statements of SFW Holding Corp. (a Delaware corporation and wholly owned subsidiary of Dart Group Corporation) and subsidiaries (the "Company") included in this Form 10-K and have issued our report thereon dated April 28, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    /s/  Arthur Andersen LLP

Washington, D.C.
April 28, 1998

                                                           SCHEDULE I

                             SFW Holding Corp.

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (Parent Company Only)

                         Condensed Balanced Sheets
                              (in thousands)


                                                  Post-Dart
                                                 Acquisition
                                                 -----------
                                                  January 30,    January 31,
                                                     1999          1998
                                                  ----------    -----------
ASSETS
Investment in and amounts due from subsidiaries     184,980          5,948
                                                 ----------     ----------
Total assets                                     $  184,980     $    5,948
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's Equity:
Preferred Stock                                         -              -
Common Stock                                            -              -
Paid-in capital                                     179,091         31,961
Retained earnings (deficit)                           5,889        (26,013)
                                                 ----------     ----------
Total Stockholder's Equity                          184,980          5,948
                                                 ----------     ----------
Total Liabilities and Stockholder's Equity       $  184,980     $    5,948
                                                 ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

                                                             SCHEDULE I

                             SFW Holding Corp.

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (Parent Company Only)

                    Condensed Statements of Operations
                              (in thousands)

                                            For the Periods Ended
                             -------------------------------------------------------
                              Post-Dart
                             Acquisition
                              January 30,     May 18,      January 31,    January 31,
                                1999           1998           1998          1997
                              ----------    ----------     -------        ----------
                              (37 weeks)    (15 weeks)     (52 weeks)     (52 weeks)
Equity in income from
  affiliate                   $    5,889    $    1,192     $    3,704     $    8,671
                              ==========    ==========     ==========     ============

The accompanying notes are an integral part of these condensed financial statements.

                                                                 SCHEDULE I

                             SFW Holding Corp.

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (Parent Company Only)

                    Condensed Statements of Cash Flows
                              (in thousands)

                                             For the Periods Ended
                              -------------------------------------------------------

                               Post-Dart
                              Acquisition
                               January 30      May 18,     January 31,     January 31,
                                 1999          1998           1998            1997
                              -----------   -----------    ----------      -----------
                              (37 weeks)    (15 weeks)     (52 weeks)      (52 weeks)
Cash provided by Operating
  Activities                  $     -       $      -        $      -        $   -

Investing Activities:
  Dividends from Shoppers
    Food Warehouse Corp.      $     -       $      -        $   50,000      $    5,000
                              ---------     ----------      ----------      -------------
Cash provided by
  Investing Activities        $     -       $      -        $   50,000      $    5,000
                              ---------     ----------      ----------      -------------


Financing Activities:
  Dividends to shareholders   $     -       $      -        $  (50,000)     $   (5,000)
                              ---------     ----------      ----------      -------------
Cash used in Financing Act-
   ivities                    $     -       $      -        $  (50,000)      $  (5,000)
                              ---------     ----------      ----------       ------------


Increase for the period       $     -       $      -        $      -         $     -
Beginning of period                 -              -               -               -
                              ---------     ----------      ---------        ------------

End of period                 $     -       $      -        $      -         $     -
                              =========      ==========      ==========      ============

The accompanying notes are an integral part of these condensed financial statements.

                                                                 SCHEDULE I

                             SFW Holding Corp.

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (Parent Company Only)

                  Notes to Condensed Financial Statements

Note A Basis of Presentation

The accompanying condensed financial statements of SFW Holding Corp. (a Delaware corporation), a wholly-owned subsidiary of Dart Group Corporation includes its subsidiaries presented on an equity basis. All significant intercompany accounts and transactions have been eliminated.

The notes to the SFW Holding Corp. and subsidiaries consolidated financial statements are an integral part of this schedule.

                 SFW HOLDING CORPORATION AND SUBSIDIARIES

                               Exhibit Index

Exhibit

27.1        Financial Data Schedule

Exhibit 27.1           Financial Data Schedules