Form 10-Q
period 1999-07-31
SFW HOLDING CORP
filed 1999-09-14
CIK 1043066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from _________________  to
    ___________________


Commission file number 333-32825
                       ---------


                                SFW HOLDING CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                      52-2014682
-------------------------------                      --------------------
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
 Yes X    No
     --      --
At September 14, 1999, the registrant had 1,000 shares of common stock. The common stock of SFW Holding Corp. is not publicly traded.

Item 1.  Financial Statements
-------  --------------------

The consolidated financial statements included herein have been prepared by SFW Holding Corp.("SFW Holding" or the "Company") without audit (except for the consolidated balance sheet as of January 30, 1999, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Shoppers believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in SFW Holdings' Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

                        SFW HOLDING CORP. AND SUBSIDIARY
                        --------------------------------
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  ---------------------------------------------
            (dollars and shares in thousands, except per share data)


                                         Thirteen Weeks Ended          Twenty-six Weeks Ended
                                         --------------------          ----------------------

                                            July 31,      August 1,   July 31,       August 1,
                                              1999          1998        1999           1998
                                         -----------   ------------  ----------   ------------

Sales                                       $219,784       $224,527    $439,853       $438,525
Cost of sales                                164,283        170,780     329,268        335,288
                                         -----------   ------------  ----------   ------------
  Gross Profit                                55,501         53,747     110,585        103,237

Selling and
  administrative expenses                     44,036         44,724      87,900         84,916
Depreciation
  and amortization                             3,820          3,836       7,723          6,700
                                         -----------   ------------  ----------   ------------

  Operating income                             7,645          5,187      14,962         11,621

Interest income                                  853            972       1,727          2,286
Interest expense                               4,329          4,696       8,658         10,166
                                         -----------   ------------  ----------   ------------

Income before income taxes                     4,169          1,463       8,031          3,741
Provision for
  income taxes                                 2,253          1,341       4,415          2,412
                                         -----------   ------------  ----------   ------------
  Net Income                                  $1,916          $ 122      $3,616         $1,329
                                         ===========   ============  ==========   ============

        The accompanying notes are an integral part of these statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (dollars in thousands)


                                                     (Unaudited)
                                                       July 31,  January 30,
ASSETS                                                  1999        1999
                                                     ----------  -----------
Current Assets:
  Cash and cash equivalents                           $ 2,013     $  6,602
  Marketable debt securities                               45          -
  Accounts receivable, net of
    allowance of $910 and $500                          7,465       13,263
  Merchandise inventories                              30,051       31,477
  Deferred income taxes                                 2,665        3,432
  Prepaid expenses                                      2,573        1,612
                                                        -----        ------
    Total current assets                               44,812       56,386
                                                       ------       ------
Property and Equipment, at cost:
  Land and buildings                                    9,000        9,000
  Furniture, fixtures and equipment                    48,392       45,276
  Leasehold improvements                                3,320        2,388
                                                      -------     --------
                                                       60,712       56,664
  Accumulated depreciation and amortization             6,705        3,763
                                                      -------     --------
        Net property and equipment                     54,007       52,901
                                                       -------     --------

Goodwill, net of accumulated amortization of
   $9,689 and $5,809                                  309,364      311,371
Lease Rights                                           28,476       29,031
Note Receivable from Dart Group                        40,451       38,860
Other Assets                                              724        1,240
                                                      -------    ---------

  Total assets                                       $477,834     $489,789
                                                     ========     ========

      The accompanying notes are an integral part of these balance sheets.

                        SFW HOLDING CORP. AND SUBSIDIARY
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (dollars in thousands)


                                                     (Unaudited)
                                                       July 31,   January 30,
LIABILITIES AND STOCKHOLDER'S EQUITY                    1999         1999
                                                     ---------   -----------
Current Liabilities:
  Accounts payable                                    $ 6,460     $ 12,283
  Accrued expenses
    Salaries and benefits                               4,408        5,401
    Taxes other than income                             3,093        2,525
    Interest                                            1,734        2,378
    Insurance                                           2,297        4,881
    Other                                               4,947        5,840
  Current portion of capital lease obligations            597          531
  Income taxes payable                                    609          800
  Due to affiliates                                    18,181       26,038
                                                      -------      -------
      Total current liabilities                        42,326       60,677
                                                      -------      -------
Senior Notes Due 2004                                 210,177      211,764
Capital Lease Obligations                              12,342       12,709
Deferred Income Taxes                                  16,824       12,832
Other Liabilities                                       7,569        6,827
                                                      -------      -------
    Total Liabilities                                 289,238      304,809
                                                      -------      -------

Commitments and Contingencies
Stockholder's Equity:
 Common Stock, voting, par value
    $0.01 per share, 1,000 shares authorized,
    issued and outstanding
  Paid-in-capital                                     179,091      179,091
  Retained earnings                                     9,505        5,889
                                                      -------      -------
    Total stockholder's equity                        188,596      184,980
                                                      -------      -------
    Total liabilities and stockholder's equity       $477,834     $489,789
                                                      =======      =======

      The accompanying notes are an integral part of these balance sheets.

                        SFW HOLDING CORP. AND SUBSIDIARY
                        --------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                -------------------------------------------------
                             (dollars in thousands)


                                                     Twenty-Six Weeks Ended
                                                     ----------------------
                                                       July 31,   August 1,
                                                        1999        1998
                                                      ---------- ----------

Cash Flows from Operating Activities:
  Net income                                          $ 3,616    $  1,329
  Adjustments to reconcile net income to net
    cash(used in)provided by operating activities
  Depreciation and amortization                         7,723       6,700
    Amortization of deferred financing costs                -         518
    Amortization of bond premium                       (1,587)       (748)
    Increase in deferred rent liability                     -         488
  Change in assets and liabilities:
    Accounts receivable                                 5,798      (3,079)
    Merchandise inventories                             1,426       3,875
    Due to affiliates                                  (7,857)     (1,883)
    Prepaid expenses                                     (961)       (549)
    Other assets                                       (1,461)        721
    Prepaid income taxes                                  -         1,217
    Accounts payable                                   (5,823)     (6,293)
    Accrued expenses                                   (3,902)        532
    Accrued interest                                     (644)     (1,758)
    Income tax payable                                   (191)      4,836
    Deferred income taxes                               4,759      (4,281)
    Deferred income                                         -        (192)
    Other                                              (1,132)          -
                                                      ---------   --------
      Net cash (used in) provided by
          operating activities                        $  (236)  $   1,433
                                                      --------  ---------

Cash Flows from Investing Activities:
  Capital expenditures                                $(4,053)  $  (4,305)
  Purchase of short-term investments                        -      (3,604)
  Sale/maturity of short-term investments                   -       4,121
                                                       -------    --------
    Net cash used in investing activities             $(4,053)  $  (3,788)
                                                      --------    --------

Cash Flows from Financing Activities:
  Payments for acquisition and deferred financing
    costs                                             $     -   $    (294)
  Principal payments under capital lease
    obligations                                          (300)        (83)
                                                      ---------  ---------
    Net cash used in financing activities             $  (300)  $    (377)
                                                      --------- ---------


Net decrease in cash and equivalents                   (4,589)     (2,732)
Cash and equivalents, beginning of period               6,602       4,027
                                                      --------   --------
Cash and equivalents, end of period                  $  2,013   $   1,295
                                                     =========  =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for
    Interest                                          $ 9,749   $  10,386
    Income taxes                                          100       1,242


        The accompanying notes are an integral part of these statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        July 31, 1999 and August 1, 1998
                        --------------------------------
                                   (Unaudited)

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

The accompanying consolidated financial statements of the Company as of July 31, 1999 and for the 26 and 13 week periods ended July 31, 1999 and August 1, 1998 have been prepared without an audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1999, and the results of its operations for the 26 and 13 weeks ended July 31, 1999, and August 1, 1998. On May 18, 1998, Richfood Holding, Inc. (Richfood) acquired all of the outstanding stock of Dart Group Corporation, which indirectly owns 100% of the outstanding common stock of the Company (the "Dart Acquisition"). As a result of the Dart Acquisition, certain financial statement and related footnote amounts for periods prior to the Dart Acquisition are not comparable to corresponding amounts subsequent to the Dart Acquisition. In addition, the results of operations for the 26 and 13 week periods ended July 31, 1999, are not necessarily indicative of the results that may be achieved for the fiscal year ending January 29, 2000.

SFW Holding's sole purpose is to own 100% of the stock of its sole subsidiary, Shoppers Food Warehouse Corp. ("Shoppers").

NOTE 2 - ACQUISITION/MERGER

On June 9, 1999, Richfood announced that it had entered into an Agreement and Plan of Merger (the "Agreement"), dated as of June 9, 1999, among SUPERVALU INC., a Delaware corporation ("SUPERVALU"), Winter Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of SUPERVALU ("Acquisition"), and Richfood. On August 31, 1999, Richfood's Shareholders approved the merger of Richfood into Acquisition (the "Merger") with Acquisition being the surviving corporation. As a result, the Company is an indirect, wholly-owned subsidiary of SUPERVALU.

NOTE 3 - INCOME TAXES

The Company's effective income tax rate decreased to 55.0% and 54.0% for the 26 and 13 week periods ended July 31, 1999, respectively, from 64.5% and 91.7% for the 26 and 13 week periods ended August 1, 1998, respectively. The decrease is primarily attributable to increased taxable income in relation to the fixed amount of acquisition non-deductible goodwill expense.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Transactions with Richfood
--------------------------

The July 31, 1999, Consolidated Balance Sheet includes $18.2 million due to affiliates. This amount consists primarily of amounts due to Richfood for income taxes, inventory purchases and general and administrative expenses.



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


On June 9, 1999, Richfood announced that it had entered into an Agreement and Plan of Merger (the "Agreement"), dated as of June 9, 1999, among SUPERVALU INC., a Delaware corporation ("SUPERVALU"), Winter Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of SUPERVALU ("Acquisition"), and Richfood. On August 31, 1999 Richfood's shareholders approved the merger of Richfood into Acquisition (the "Merger") with Acquisition being the surviving corporation. As a result, the Company is an indirect, wholly-owned subsidiary of SUPERVALU.

Results of Operations
---------------------

26 and 13 Weeks Ended July 31, 1999 Compared with the 26 and 13 Weeks Ended August 1, 1998

Sales increased by $1.4 million, or .30%, from $438.5 million during the 26 weeks ended August 1, 1998, to $439.9 million during the 26 weeks ended July 31, 1999. The sales increase for the 26 weeks ended July 31, 1999, was primarily due to the opening of one new store in July 1998, offset, in part, by the closure of one store during the 26 week period ended July 31, 1999. Sales decreased by $4.7 million, or 2.11%, from $224.5 million during the 13 weeks ended August 1, 1998 to $219.8 million during the 13 weeks ended July 31, 1999. This decrease was due primarily to competitive new store openings and promotional strategies employed by competitors. Comparable store sales decreased 1.8% and 3.5% for the 26 weeks and 13 weeks ended July 31,1999, respectively, compared to the corresponding periods in the prior year. The decreases in comparable store sales were due primarily to the opening of new Shoppers stores and the effects of cannibalization on existing stores, as well as increased competition.

Gross profit increased by approximately $7.4 million (7.2%), from $103.2 million during the 26 weeks ended August 1,1998, to $110.6 million during the 26 weeks ended July 31, 1999. Gross profit increased by $1.8 million (3.4%), from $53.7 million during the 13 weeks ended August 1, 1998, to $55.5 million during the 13 weeks ended July 31, 1999. Gross profit, as a percentage of sales, increased to 25.1% during the 26 weeks ended July 31, 1999, compared to 23.5% during the 26 weeks ended August 1, 1998. Gross profit, as a percentage of sales, increased to 25.3% during the 13 weeks ended July 31, 1999, from 23.9% during the 13 weeks ended August 1, 1998. The increases in gross profit percentages during the 26 and 13 week periods of the current year over the comparable periods of the prior year were primarily attributed to a reduction of the number of items offered on special discount, higher allowance income achieved through vendor participation and reduction in product shrinkage losses.

Selling and administrative expenses increased by approximately $3.0 million, from $84.9 million during the 26 weeks ended August 1, 1998, to $87.9 million during the 26 weeks ended July 31, 1999. Selling and administrative expenses decreased by $0.7 million, from $44.7 million during the 13 weeks ended August 1, 1998, to $ 44.0 million during the 13 weeks ended July 31, 1999. The increase in the 26 week period is primarily attributable to increased payroll costs associated with negotiated union rates. The effect of these increased payroll costs in the 13 week period on selling and administrative expenses is offset by a reduction in variable operating expenses associated with lower volume. Selling and administrative expenses, as a percentage of sales, increased from 19.36% and 19.92% during the 26 weeks and 13 weeks ended August 1, 1998, respectively, to 19.98% and 20.04% during the 26 weeks and 13 weeks ended July 31, 1999, respectively.

Depreciation and amortization increased by $1.0 million from $6.7 million during the 26 weeks ended August 1, 1998, to $7.7 million during the 26 weeks ended July 31, 1999. The increase was primarily due to additional amortization goodwill as a result of the Dart Acquisition.


Interest income decreased $0.6 million, from $2.3 million for the 26 weeks ended August 1,1998, to $1.7 million for the 26 weeks ended July 31, 1999. Interest income decreased $0.1, from $1.0 million for the 13 weeks ended August 1, 1998, to $0.9 million for the 13 weeks ended July 31, 1999. The decreases are primarily attributable to the reduction in the amount of cash available for investment purposes.

The Company's effective income tax rate decreased to 55.0% and 54.0% for the 26 and 13 week periods ended July 31, 1999, respectively, from 64.5% and 91.7% for the 26 and 13 week periods ended August 1, 1998, respectively. The decrease is primarily attributable to increased taxable income in relation to the fixed amount of acquisition non-deductible goodwill associated with the Dart Acquisition.

Liquidity and Capital Resources
-------------------------------

The Company's principal source of liquidity is expected to be cash flow from operations. It is anticipated that Shoppers' principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements.

During the 26 weeks ended July 31, 1999, operating activities used net of cash of $0.2 million, compared to generating net cash of $1.4 million during the 26 weeks ended August 1, 1998. The decrease was primarily due to cash generated from operating activities for the 26 weeks ended July 31, 1999 that was used to fund amounts due to an affiliate. The balance due to affiliate was $18.2 million at July 31, 1999, compared to $26.0 million at January 31, 1999.

During the 26 weeks ended July 31, 1999, investing activities used approximately $4.0 million of capital expenditures primarily for store remodels. For the 26 weeks ended August 1, 1998, investing activities used approximately $4.3 million for capital expenditures.

Financing activities used $0.3 million of the Company's funds during the 26 week period ended July 31, 1999, compared to $0.4 million during the 26 weeks ended August 1, 1998.

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

As a result of the Dart Acquisition, the Company's computer systems and software programs are being incorporated into Richfood's. Richfood has developed, and is implementing, a strategic, long--term information technology plan (the "Strategic Plan") to upgrade its core application systems. Concurrently, Richfood has developed and is implementing a plan (the "Y2K Plan") to ensure that its information systems are Year 2000 compliant. The Y2K Plan focuses on the following three major areas:

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

         o Remediation/Testing of non-compliant systems - selecting and executing the method necessary to resolve the Year 2000 issues that were identified, including replacement, upgrade, repair or abandonment, and testing the remediated or converted technology to determine the efficacy of the resolutions.

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

With respect to IT systems, the project is 90% complete. Human resources, payroll and general ledger system software upgrades were completed in August 1999. In-store systems, including point of sale, and the time and attendance will be completed by the end of September 1999. All other remaining upgrades will be completed in October 1999.

The majority of the Company's Non--IT systems are currently Year 2000 compliant; however, certain systems, which include telephones, will need to be upgraded or replaced. The Non--IT systems remediation/testing phase is approximately 95% complete and full implementation is expected by the end of September 1999.

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

Total costs associated with the Company's Year 2000 remediation are expected to be approximately $3.4 million. Of this amount, approximately $3.0 million has been, or is expected to be, capitalized in accordance with GAAP, with approximately $2.6 million capitalized to date. The Company expects to pay the majority of the remaining costs over the next few months. All expenditures by the Company related to the Y2K Plan will be funded by cash flow from operations and are not expected to impact other operating or investment plans. No material information technology projects have been deferred as a result of the implementation of the Y2K Plan.

The aforementioned costs of the Y2K Plan and the completion dates are based on management's best estimates, which were derived from assumptions of future events, including the availability of resources, key third party modification plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could vary due to uncertainties.

Although the Y2K Plan is expected to be adequate to address the Company's Year 2000 concerns, the Company could experience a material adverse effect on its results of operations or financial condition if its Year 2000 compliance schedule is not met, if the costs to remediate the Company's Year 2000 issues significantly exceed current estimates or if material suppliers, customers and other businesses encounter serious problems in their Year 2000 remediation efforts. Therefore, Richfood and the Company are in the process of developing plans to address such contingencies, with a focus on mission critical systems. The Company and Richfood expect to complete contingency plans by the end of September 1999 and expect that such plans may include provisions relating to, among other things, manual workarounds and adjusting staffing strategies, and will describe the communications, operations and IT activities that will be utilized if the contingency plans must be executed.

Richfood's Year 2000 efforts are ongoing and the Y2K Plan will continue to evolve as new information becomes available. The failure to correct a material Year 2000 issue could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties upon whom Richfood and the Company rely, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse effect on the Company's financial condition or results of operations. However, the Company believes that, with the implementation of the Y2K Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. Moreover, the Company believes that the acquisition of Richfood by SUPERVALU will not affect its year 2000 readiness plan.

Item 2A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

The registrant's market risk exposure is not material. Interest on both the Company's notes receivable and Senior Notes are at fixed rates. The Company does not have any other financial instruments that result in material exposure to interest rate risk.

                                     PART II
                                     -------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(A)  Exhibit
     -------
     27.1       Financial Data Schedule

(B)  Reports on Form 8-K
     -------------------
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SHOPPERS FOOD WAREHOUSE CORP.




Date:  September 14, 1999          By: /s/ Pamela K. Knous
       -------------------             -------------------
                                       Pamela K. Knous
                                       Executive Vice President, Chief Financial
                                       Officer