Form 10-Q
period 2000-04-29
SFW HOLDING CORP
filed 2000-06-13
CIK 1043066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period (13 weeks) ended April 29, 2000.

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

     Commission file number  333-32825



                                SFW HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                 Delaware                           53-2014682
                 --------                           ----------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization             Identification No.)

                    3300 75th Ave. Landover, Maryland,       20785
                    ----------------------------------------------
                  (Address of principal executive office) (Zip Code)

                                 (301) 226-1200
                                 --------------
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

     At June 13, 2000, the registrant had 1,000 shares of common stock. The common stock of SFW Holding Corp. is not publicly traded.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                         Part I - Financial Information

Item 1.  Financial Statements

The consolidated financial statements included herein have been prepared by SFW Holding Corp. ("SFW" or the "Company") without audit (except for the consolidated balance sheet as of January 29, 2000, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted because they are not applicable or not required.

It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in SFW Holding's annual report on Form 10-K for the fiscal year ended January 29, 2000.

                        SFW HOLDING CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                  April 29,          January 29,
                                                                                     2000               2000
                                                                                ---------------    ----------------
                                                                                 (Unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents                                                   $        1,081     $          3,390
    Accounts receivable, net                                                            10,254               10,275
    Merchandise inventories                                                             34,493               31,324
    Deferred income taxes                                                                4,185                4,185
    Other current assets                                                                 3,083                2,761
                                                                                ---------------    ----------------
       Total current assets                                                             53,096               51,935

Property and equipment, net                                                             76,866               64,017
Goodwill, net of accumulated amortization                                              303,644              305,431
Leasehold rights, net of accumulated amortization                                       27,659               27,945
Note receivable                                                                         43,447               42,491
Other assets                                                                               699                  751
                                                                                ---------------    ----------------

       Total assets                                                             $      505,411     $        492,570
                                                                                ===============    ================

                      Liabilities and Stockholder's Equity
Current liabilities:
    Accounts payable                                                            $        8,175     $          6,245
    Accrued interest                                                                     6,088                2,058
    Accrued insurance                                                                    7,197                7,740
    Accrued expenses                                                                    12,846               13,908
    Due to affiliates                                                                   49,254               51,992
    Accrued income taxes                                                                 9,546                9,315
    Other current liabilities                                                              618                  618
                                                                                ---------------    ----------------
         Total current liabilities                                                      93,724               91,876

Senior notes due 2004                                                                  180,901              181,748
Capital lease obligations                                                               22,542               12,034
Deferred income taxes                                                                   14,218               14,218
Other liabilities                                                                          728                  803
                                                                                ---------------    ----------------

                  Total liabilities                                                    312,113              300,679
                                                                                ---------------    ----------------
Stockholder's equity:
    Class A common stock, voting, par value $0.01 per share, 1,000 shares authorized, issued and outstanding

    Additional paid-in capital                                                         189,358              189,358
    Retained earnings                                                                    3,890                2,483
                                                                                ---------------    ----------------

         Total stockholder's equity                                                    193,298              191,891
                                                                                ---------------    ----------------

         Total liabilities and stockholder's equity                             $      505,411     $        492,570
                                                                                ===============    ================




        The accompanying notes are an integral part of these statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                 (In thousands)

                                                                           First quarter (13 weeks) ended
                                                                       --------------------------------------
                                                                           April 29,             May 1,
                                                                             2000                1999
                                                                       -----------------   ------------------
                                                                       (Post-SUPERVALU      (Pre-SUPERVALU
                                                                         acquisition)         acquisition)
                                                                       -----------------   ------------------
      Sales                                                            $        214,636    $         220,069
      Cost of sales                                                             161,223              164,985
                                                                       -----------------   ------------------

         Gross profit                                                            53,413               55,084


      Selling and administrative expenses                                        47,651               47,767
                                                                       -----------------   ------------------

        Operating income                                                          5,762                7,317

      Interest income                                                             1,021                  874
      Interest expense                                                            3,554                4,329
                                                                       -----------------   ------------------
        Net interest expense                                                      2,533                3,455

      Earnings before income taxes                                                3,229                3,862

      Provision for income taxes                                                  1,822                2,162
                                                                       -----------------   ------------------

          Net earnings                                                 $          1,407    $           1,700
                                                                       =================   ==================



        The accompanying notes are an integral part of these statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               First quarter (13 weeks) ended
                                                                         -------------------------------------------
                                                                              April 29,                May 1,
                                                                                2000                    1999
                                                                         --------------------    -------------------
                                                                           (Post-SUPERVALU         (Pre-SUPERVALU
                                                                             acquisition)           acquisition)
                                                                         --------------------    -------------------

Net cash provided by operating activities                                $             4,730     $            8,668
                                                                         --------------------    -------------------

Cash flows from investing activities:

    Capital expenditures                                                              (3,899)                  (786)
    Purchase of short-term investments                                                     -                    (45)
                                                                         --------------------    -------------------
       Net cash used in investing activities                                          (3,899)                  (831)
                                                                         --------------------    -------------------

Cash flows from financing activities:

    Cash provided to affiliated companies                                             (2,738)               (12,819)
    Principal payments under capital lease obligations                                  (402)                  (172)
                                                                         --------------------    -------------------
       Net cash used in financing activities                                          (3,140)               (12,991)
                                                                         --------------------    -------------------

       Net decrease in cash and cash equivalents                                      (2,309)                (5,154)

Cash and cash equivalents at beginning of period                                       3,390                  6,602
                                                                         --------------------    -------------------

       Cash and cash equivalents at end of period                        $             1,081     $            1,448
                                                                         ====================    ===================


Supplemental Cash Flow Information:

    Disclosure of noncash investing activity
       Assets acquired under capital lease                               $            10,910     $                -
                                                                         ====================    ===================



        The accompanying notes are an integral part of these statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

The accompanying consolidated financial statements of the Company as of April 29, 2000, and for the 13 weeks ended April 29, 2000, and May 1, 1999, have not been audited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 29, 2000, and the results of its operations for the 13-week periods ended April 29, 2000, and May 1, 1999.


NOTE 2 - ACQUISITION

On August 31, 1999, Richfood Holdings, Inc. ("Richfood") was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time ("the SUPERVALU acquisition"). Prior to August 31, 1999, the Company was an indirect, wholly-owned subsidiary of Richfood. SUPERVALU has accounted for the acquisition of Richfood using the purchase method of accounting and, accordingly, a new accounting basis was established as of August 30, 1999 and was used for the remaining twenty-two weeks of fiscal 2000. The assets and liabilities of SFW were restated to reflect their estimated fair market values as of that date. The excess of the purchase price paid for the Company over its net assets acquired (goodwill) of $310,076 has been pushed down to the Company. The goodwill is being amortized on a straight-line basis over 40 years. Certain financial statements and related footnote amounts for periods prior to the SUPERVALU acquisition may not be comparable to corresponding amounts subsequent to the acquisition.


NOTE 3 - TRANSACTIONS WITH AFFILIATES

The April 29, 2000 consolidated balance sheet includes $49.3 million due to affiliates compared to $52.0 million at January 29, 2000. The $49.3 million consists primarily of amounts due to SUPERVALU for the purchase of bonds and amounts due for inventory purchases and general and administrative expenses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary  Statements for Purposes of the Safe Harbor Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

Any statements in this report regarding the Company's outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on management's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project," "management believes" or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


Results of Operations
---------------------

Sales decreased by $5.5 million to $214.6 million during the 13 weeks ended April 29, 2000, compared to $220.1 million during the 13 weeks ended May 1, 1999, a decrease of 2.5%. This decrease was due primarily to a decrease in comparable store sales of 2.7% for the 13 weeks ended April 29, 2000, compared to the corresponding period of the prior year. The decrease in comparable store sales was due primarily to increased competition.

Gross profit, as a percentage of sales, remained essentially flat at approximately 25.0% during both the 13 weeks ended April 29, 2000 and the 13 weeks ended May 1, 1999.

Selling and administrative expenses, as a percentage of sales, were 22.2% for the 13 weeks ended April 29, 2000, compared to 21.7% for the 13 weeks ended May 1, 1999, reflecting flat expense levels year over year on a reduced sales basis.

Operating income was $5.8 million for the 13 weeks ended April 29, 2000, compared to $7.3 million for the 13 weeks ended May 1, 1999. The decrease was primarily due to the decrease in sales.

Interest income increased to approximately $1.0 million for the 13 weeks ended April 29, 2000, compared to $0.9 million for the 13 weeks ended May 1, 1999, due to an increase in the interest on the note receivable.

Interest expense decreased approximately $0.7 million, to $3.6 million for the 13 weeks ended April 29, 2000, compared to $4.3 million for the 13 weeks ended May 1, 1999, an 18.6% decrease. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for the 13 weeks ended April 29, 2000, was 56.4% compared to 56.0% for the 13 weeks ended May 1, 1999. The increase is primarily attributable to decreased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $1.4 million for the 13 weeks ended April 29, 2000 compared to $1.7 million for the 13 weeks ended May 1, 1999, a decrease of 17.6%.


Liquidity and Capital Resources
-------------------------------

During the 13 weeks ended April 29, 2000, operating activities provided net cash of $4.7 million, compared to $8.7 million provided during the 13 weeks ended May 1, 1999. The decrease was due primarily to higher inventory levels, partially offset by an increase in accounts payable, and the decrease in deferred taxes.

Investing activities used net cash of $3.9 million during the 13 weeks ended April 29, 2000, compared to $0.8 million for the 13 weeks ended May 1, 1999. The increase was due mainly to $14.8 million of capital expenditures occurring during the first quarter of fiscal 2001, of which $10.9 million were funded through capital leases. The Company estimates that it will make total capital expenditures of approximately $44.3 million during the 52 weeks ending January 27, 2001, of which $23.0 million relates to capital leases for new stores. Management expects that these capital expenditures will be financed primarily through cash flows from operations, cash provided by affiliated companies and capital leases.

Financing activities used $3.1 million during the 13 weeks ended April 29, 2000, compared to using $13.0 million during the 13 weeks ended May 1, 1999. The decrease was primarily due to the change in cash provided to affiliated companies.

The Company believes that cash flows from Shoppers' operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service, and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted

                           PART II - Other Information



Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

Omitted

Item 3.  Defaults Upon Senior Securities

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

                                       SFW HOLDING CORP.



         Date:  June 13, 2000             By: /s/ Pamela K. Knous
                                              ----------------------------------
                                              Pamela K. Knous
                                              Executive Vice President, Chief
                                              Financial Officer (authorized
                                              officer of the registrant and
                                              principal financial officer)