Form 10-Q
period 2000-10-28
SFW HOLDING CORP
filed 2000-12-12
CIK 1043066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period (13 weeks) ended October 28, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 333-32825


                               SFW HOLDING CORP.
            (Exact name of registrant as specified in its charter)

           Delaware                                   52-2014682
           --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

            11840 Valley View Road, Eden Prairie, Minnesota  55344
            ------------------------------------------------------
             (Address of principal executive office)   (Zip Code)

                                (952) 828-4000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No _____
                                                     -----

At December 12, 2000 the registrant had 1,000 shares of Common Stock. The common stock SFW Holding Corp. is not publicly traded.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                        Part I - Financial Information

Item 1.  Financial Statements

The consolidated financial statements of SFW Holding Corp. (the "Company") and its wholly-owned subsidiary, Shoppers Food Warehouse Corp. included herein have been prepared by the Company without audit (except for the consolidated balance sheet as of January 29, 2000, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted because they are not applicable or not required.

It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in Shoppers' Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

                        SFW HOLDING CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                     October 28,         January 29,
                                                                         2000                2000
                                                                    ------------         -----------
                                                                     (Unaudited)
                                     Assets
Current assets:
 Cash and cash equivalents                                            $    3,483         $     3,390
 Accounts receivable, net                                                 14,308              10,275
 Merchandise inventories                                                  37,781              31,324
 Deferred income taxes                                                     4,185               4,185
 Other current assets                                                      1,831               2,761
                                                                      ----------         -----------
  Total current assets                                                    61,588              51,935

Property and equipment, net                                               78,652              64,017
Goodwill, net of accumulated amortization                                299,521             305,431
Leasehold rights, net of accumulated amortization                         26,991              27,945
Note receivable                                                           45,908              42,491
Other assets                                                               1,032                 751
                                                                      ----------         -----------
  Total assets                                                        $  513,692         $   492,570
                                                                      ==========         ===========

                      Liabilities and Stockholder's Equity
Current liabilities:
 Accounts payable                                                     $   13,107         $     6,245
 Accrued interest                                                          6,083               2,058
 Accrued insurance                                                         7,185               7,740
 Accrued expenses                                                          9,327              13,908
 Due to affiliates                                                        51,441              51,992
 Accrued income taxes                                                     14,773               9,315
 Other current liabilities                                                   638                 618
                                                                      ----------         -----------
  Total current liabilities                                              102,554              91,876

Senior notes                                                             179,214             181,748
Capital lease obligations                                                 17,419              12,034
Deferred income taxes                                                     14,218              14,218
Other liabilities                                                            678                 803
                                                                      ----------         -----------

  Total liabilities                                                      314,083             300,679
                                                                      ----------         -----------

Stockholder's equity:
 Class A common stock, voting, par value $.01 per share, 1,000
  shares authorized, issued and outstanding                                    -                   -

 Additional paid-in capital                                              189,408             189,408
 Retained earnings                                                        10,201               2,483
                                                                      ----------         -----------
   Total stockholder's equity                                            199,609             191,891
                                                                      ----------         -----------
  Total liabilities and stockholder's equity                          $  513,692         $   492,570
                                                                      ==========         ===========


       The accompanying notes are an integral part of these statements.

                       SFW HOLDING CORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                                (In thousands)

                                Third quarter (13 weeks) ended                Year-to-date (39 weeks) ended
                          -------------------------------------------  --------------------------------------------
                           October 28,     October 30,   August 30,      October 28,    October 30,    August 30,
                              2000           1999           1999            2000           1999           1999
                          -------------   ------------- -------------   ------------   ------------   ------------
                             (Post-         (Post-          (Pre-          (Post-         (Post-         (Pre-
                            SUPERVALU      SUPERVALU      SUPERVALU      SUPERVALU      SUPERVALU      SUPERVALU
                           acquisition)   acquisition)   acquisition)   acquisition)   acquisition)   acquisition)
                            (13 weeks)     (9 weeks)       (4 weeks)     (39 weeks)      (9 weeks)     (30 weeks)
Sales                        $219,063      $150,270        $65,545       $658,654       $150,270       $505,398
Cost of sales                 162,376       113,791         48,228        492,300        113,791        377,496
                             --------      --------        -------       --------       --------       --------

  Gross profit                 56,687        36,479         17,317        166,354         36,479        127,902
                             --------      --------        -------       --------       --------       --------

Selling and
 administrative
  expenses                     48,207        31,171         16,051        143,137         31,171        111,674
                             --------      --------        -------       --------       --------       --------

  Operating income              8,480         5,308          1,266         23,217          5,308         16,228

Interest income                 1,196           260            925          3,407            260          2,652
Interest expense                3,544         3,660            284         10,805          3,660          8,942
                             --------      --------        -------       --------       --------       --------
  Net interest expense          2,348         3,400           (641)         7,398          3,400          6,290

Earnings before income
 taxes                          6,132         1,908          1,907         15,819          1,908          9,938

Provision for income
 taxes                          3,085         1,120          1,095          8,101          1,120          5,510
                             --------      --------        -------       --------       --------       --------

    Net earnings             $  3,047      $    788        $   812       $  7,718       $    788       $  4,428
                             ========      ========        =======       ========       ========       ========



       The accompanying notes are an integral part of these statements.

                       SFW HOLDING CORP. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                             October 28,         October 30,         August 30,
                                                               2000                 1999               1999
                                                            -----------           ----------        ----------
                                                               (Post-              (Post-              (Pre-
                                                             SUPERVALU            SUPERVALU          SUPERVALU
                                                            acquisition)        acquisition)       acquisition)
                                                             (39 weeks)           (9 weeks)         (30 weeks)
Net cash provided by operating activities                   $    18,336           $    9,568        $   10,800
                                                            -----------           ----------        ----------

Cash flows from investing activities:

 Cash inflows (outflows) related to capital expenditures        (13,153)               2,689           (14,908)
 Reimbursement of renovation costs from landlord                  4,371                    -                 -
                                                            -----------           ----------        ----------
   Net cash used in investing activities                         (8,782)               2,689           (14,908)
                                                            -----------           ----------        ----------

Cash flows from financing activities:

Cash provided to affiliated companies                              (551)              (2,149)           21,544
Purchase of bonds and bond premium                                    -              (26,657)                -
Note receivable from Dart                                        (3,417)                (656)           (2,188)
Principal payments under capital lease obligations               (5,493)                 (82)             (379)
                                                            -----------           ----------        ----------
   Net cash provided by (used in) financing activities           (9,461)             (29,544)           18,977
                                                            -----------           ----------        ----------


   Net increase (decrease) in cash and cash equivalents              93              (17,287)           14,869

Cash and cash equivalents at beginning of period                  3,390               21,471             6,602
                                                            -----------           ----------        ----------

   Cash and cash equivalents at end of period               $     3,483           $    4,184          $ 21,471
                                                            ===========           ==========        ==========

Supplemental Cash Flow Information:

Disclosure of noncash investing activity
 Assets acquired under capital lease                        $    10,898           $        -        $        -
                                                            ===========           ==========        ==========


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

The accompanying consolidated financial statements of the Company as of October 28, 2000, and for the 13 weeks and 39 weeks ended October 28, 2000, and October 30, 1999, have not been audited. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 28, 2000, and the results of its operations for the 13-week and 39-week periods ended October 28, 2000, and October 30, 1999.


NOTE 2 - ACQUISITION

On August 31, 1999, Richfood Holdings, Inc. ("Richfood") was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation ("SUPERVALU"), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time ("the SUPERVALU acquisition"). Prior to August 31, 1999, the Company was an indirect, wholly-owned subsidiary of Richfood. SUPERVALU has accounted for the acquisition of Richfood using the purchase method of accounting and, accordingly, a new accounting basis was established as of August 31, 1999 and was used for the remaining twenty-two weeks of fiscal 2000. The assets and liabilities of the Company were restated to reflect their estimated fair market values as of that date. The excess of the purchase price paid for the Company over its net assets acquired (goodwill) of $310.1 million has been pushed down to the Company. The goodwill is being amortized on a straight-line basis over 40 years. Certain financial statements and related footnote amounts for periods prior to the SUPERVALU acquisition may not be comparable to corresponding amounts subsequent to the acquisition.


NOTE 3 - TRANSACTIONS WITH AFFILIATES

The October 28, 2000 consolidated balance sheet includes $51.4 million due to affiliates compared to $52.0 million at January 29, 2000. The $51.4 million consists primarily of amounts due to SUPERVALU for the purchase of bonds and amounts due for inventory purchases and general and administrative expenses.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The information in this Quarterly Report includes forward-looking statements. Important risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements, such as the impact of changing economic or business conditions, the impact of competition, the nature and extent of the consolidation of the retail food and food distribution industries, the ability to attract and retain customers for the company's businesses, the ability to control food distribution costs, the ability of the Company to grow through acquisition and assimilate acquired entities, the availability of favorable credit and trade terms, food price changes, other risk factors inherent in the food wholesaling and retail businesses and other factors, are detailed in Exhibit 99(i) to this report. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update such statement to reflect events or circumstances arising after such date. Other risks or uncertainties may be detailed from time to time in the Company's future Securities and Exchange Commission filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for the Company in the period covered by this report.

Basis of Presentation
---------------------

Management's Discussion and Analysis, for analysis purposes, is comparing post-acquisition information for the current quarter and year to date with both pre and post-acquisition information for the same periods of last year. There are two different bases of accounting being used in the prior year, but management feels the comparison is still useful.

Results of Operations
---------------------

RESULTS FOR THE QUARTER:

Sales increased by $3.2 million to $219.1 million during the 13 weeks ended October 28, 2000, compared to $215.8 million during the 13 weeks ended October 30, 1999, an increase of 1.5%. This increase was due primarily to two new stores and two store remodels which have occurred since last year third quarter, offset by a decrease of 2.0% in comparable store sales and the closing of one store last year. The decrease in comparable store sales was due primarily to competitive market conditions and cannibalization, partially offet by the two remodels completed since the end of the prior year.

Gross profit, as a percentage of sales, was 25.9% during the 13 weeks ended October 28, 2000, compared to 24.9% during the 13 weeks ended October 30, 1999. The increase was primarily due to higher allowance income received from vendors and better buying.

Selling and administrative expenses, as a percentage of sales, were 22.0% for the 13 weeks ended October 28, 2000, compared to 21.9% for the 13 weeks ended October 30, 1999. The increase was due primarily to increased payroll and benefits costs associated with negotiated union rates.

Operating income was $8.5 million for the 13 weeks ended October 28, 2000, compared to $6.6 million for the 13 weeks ended October 30, 1999. The increase was primarily due to the increase in gross profit as a percentage of sales during the current year.

Interest income remained essentially flat at approximately $1.2 million for the 13 weeks ended October 28, 2000 and the 13 weeks ended October 30, 1999.

Interest expense decreased $.4 million, to $3.5 million for the 13 weeks ended October 28, 2000, compared to $3.9 million for the 13 weeks ended October 30, 1999, a 10.1% decrease. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for the 13 weeks ended October 28, 2000, was 50.3% compared to 58.0% for the 13 weeks ended October 30, 1999. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $3.0 million for the 13 weeks ended October 28, 2000 compared to $1.6 million for the 13 weeks ended October 30, 1999.

YEAR TO DATE RESULTS:

Sales increased to $658.7 million for the 39 weeks ended October 28, 2000 compared to $655.7 million for the 39 weeks ended October 30, 1999, an increase of .5%. This increase was due primarily to two new stores and two store remodels which have occurred since last year third quarter, offset by a decrease of 1.7% in comparable store sales for the 39 weeks ended October 28, 2000, and the closing of one store last year. The decrease in comparable store sales was due primarily to competitive market conditions and cannibalization, offset, in part, by the two new remodels completed since the end of the prior year.

Gross profit, as a percentage of sales, was 25.3% for the 39 weeks ended October 28, 2000 compared to 25.1% for the 39 weeks ended October 30, 1999, an increase of .2%. The increase was primarily due to higher allowance income received from vendors and better buying.

Selling and administrative expenses, as a percentage of sales, were 21.7% and 21.8%, respectively, for the 39 weeks ended October 28, 2000 and October 30, 1999. The decrease was due primarily to lower administrative and advertising costs, partially offset by increased payroll and benefits costs associated with negotiated union rates.

Operating income was $23.2 million for the 39 weeks ended October 28, 2000, compared to $21.5 million for the 39 weeks ended October 30, 1999, an increase of 7.8%.

Interest income increased to approximately $3.4 million for the 39 weeks ended October 28, 2000, compared to $2.9 million for the 39 weeks ended October 30, 1999, due to an increase in the outstanding balance of the note receivable.

Interest expense decreased approximately $1.8 million, to $10.8 million for the 39 weeks ended October 28, 2000, compared to $12.6 million for the 39 weeks ended October 30, 1999, a 14.3% decrease. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for the 39 weeks ended October 28, 2000, was 51.2% compared to 56.0% for the 39 weeks ended October 30, 1999. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of acquisition non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $7.7 million for the 39 weeks ended October 28, 2000 compared to $5.2 million for the 39 weeks ended October 30, 1999, an increase of 48.0%.


Liquidity and Capital Resources
-------------------------------

During the 39 weeks ended October 28, 2000, operating activities generated net cash of $18.3 million, compared to $20.4 million provided during the 39 weeks ended October 30, 1999. The decrease was due primarily to an increase in net working capital.

Investing activities used net cash of $8.8 million during the 39 weeks ended October 28, 2000 compared to $12.2 million for the 39 weeks ended October 30, 1999. The decrease in cash usage was due primarily to a $4.4 million reimbursement from a landlord for renovation costs during the current year. The Company estimates that it will make total capital expenditures of approximately $44.0 million during the 52 weeks ending February 3, 2001, of which $23.0 million relates to capital leases for new stores. Management expects that these capital expenditures will be financed primarily through cash flows from operations, cash provided by affiliated companies and capital leases.

Financing activities used $9.5 million during the 39 weeks ended October 28, 2000, compared to $10.6 million during the 39 weeks ended October 30, 1999. The decrease was due to the $26.7 million bond repurchase, which was financed by an increase in their balance due to affiliates of $21.5 million.

The Company believes that cash flows from Shoppers operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service, and capital expenditures.

                          PART II - Other Information



Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

27.1  Financial Data Schedule

(B)  Reports on Form 8-K

None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SFW HOLDING CORP.



     Date:  December 12, 2000           By:   /s/ Pamela K. Knous
                                           -----------------------------------
                                            Pamela K. Knous
                                            Executive Vice President, Chief
                                            Financial Officer (authorized
                                            officer of the registrant and
                                            principal financial officer)