Form 10-Q
period 2001-04-28
SFW HOLDING CORP
filed 2001-06-12
CIK 1043066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period (13 weeks) ended April 28, 2001.

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -------------------

     Commission file number 333-32825



                                SFW HOLDING CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                          52-2014682
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

              11840 Valley View Road, Eden Prairie, Minnesota 55344
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (952) 828-4000
              ----------------------------------------------------
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

At June 8, 2001 the registrant had 1,000 Common Stock. The common stock of SFW Holding Corp. is not publicly traded.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                     PART I

Item 1. Financial Statements

The consolidated financial statements of SFW Holding Crop. (the "Company") and its wholly-owned subsidiary, Shoppers Food Warehouse Corp. ("Shoppers") included herein have been prepared by the Company without audit (except for the consolidated balance sheet as of January 27, 2001, which has been derived from the audited consolidated balance sheet as of that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted because they are not applicable or not required.

It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2001.

                        SFW HOLDING CORP. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                      April 28,        January 27,
                                                                                                        2001               2001
                                                                                                    --------------     -------------
                                                                  Assets
        Current assets:
            Cash and cash equivalents                                                               $      4,124       $      2,966
            Accounts receivable, net                                                                       9,432             20,120
            Merchandise inventories                                                                       35,165             38,065
            Other current assets                                                                           5,897              5,286
                                                                                                    --------------     -------------
                 Total current assets                                                                     54,618             66,437

        Property and equipment, net                                                                       88,159             88,400
        Goodwill, net                                                                                    297,714            297,725
        Lease rights, net                                                                                 26,419             26,706
        Note receivable, related party                                                                    47,953             46,897
        Other assets                                                                                         830                825

                                                                                                    --------------     -------------
                 Total assets                                                                       $    515,693       $    526,990
                                                                                                    ==============     =============

                                                   Liabilities and Stockholder's equity
        Current liabilities:
            Accounts payable                                                                        $      9,772       $      8,861
            Accrued expenses                                                                              24,906             23,388
            Due to affiliates                                                                             46,728             63,677
            Accrued income taxes                                                                          18,083             16,122
            Current maturities of capital lease obligations                                                  796                658
                                                                                                    --------------     -------------
                 Total current liabilities                                                               100,285            112,706

        Senior notes due 2004                                                                            177,416            178,370
        Capital lease obligations                                                                         26,319             26,619
        Other liabilities                                                                                  8,633              8,633
                                                                                                    --------------     -------------
                 Total liabilities                                                                       312,653            326,328
                                                                                                    --------------     -------------

        Stockholder's Equity:
            Class A common stock, voting, par value $0.01 per share, 1,000
                 shares authorized, issued and outstanding                                                     -                  -
            Additional paid-in capital                                                                   189,408            189,408
            Retained earnings                                                                             13,632             11,254
                                                                                                    --------------     -------------
                 Total stockholder's equity                                                              203,040            200,662
                                                                                                    --------------     -------------
                 Total liabilities and stockholder's equity                                         $    515,693       $    526,990
                                                                                                    ==============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)

                                                  April 28, 2001         April 29, 2000
                                                 ------------------     ------------------
                                                    (13 weeks)             (13 weeks)
        Sales                                    $        235,900       $       214,636
        Cost of sales                                     177,474               161,223
                                                 ------------------     ------------------
            Gross profit                                   58,426                53,413

        Selling and administrative expenses                51,027                47,651
                                                 ------------------     ------------------

            Operating income                                7,399                 5,762

        Interest income                                     1,509                 1,021
        Interest expense                                    3,883                 3,554
                                                 ------------------     ------------------

            Net interest expense                            2,374                 2,533


        Earnings before income taxes                        5,025                 3,229

        Provision for income taxes                          2,647                 1,822
                                                 ------------------     ------------------

        Net earnings                             $          2,378       $         1,407
                                                 ==================     ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SFW HOLDING CORP. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    April 28, 2001    April 29, 2000
                                                                   ---------------    --------------
                                                                      (13 weeks)        (13 weeks)
        Net cash provided by operating activities:                        20,461              4,730

        Cash flows used in investing activity:
          Capital expenditures                                            (2,192)            (3,899)


        Cash flows used in financing activities:
          Cash provided to affiliated companies                          (16,949)            (2,738)
          Principal payments under capital lease obligations                (162)              (402)

          Net cash used in financing activities                          (17,111)            (3,140)

        Net increase (decrease) in cash and cash equivalents               1,158             (2,309)
        Cash and cash equivalents, beginning of period                     2,966              3,390
                                                                   ---------------    --------------
        Cash and cash equivalents, end of period                   $       4,124      $       1,081
                                                                   ===============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 - GENERAL

General

The accompanying consolidated financial statements include the accounts of SFW Holding Corp. (a Delaware corporation) and its subsidiaries, ("SFW" or the "Company") for the 13 weeks ended April 28, 2001 ("first quarter 2002"), and the 13 weeks ended April 29, 2000 ("first quarter 2001"). All significant intercompany accounts and transactions have been eliminated. Shoppers, the Company's operating subsidiary, operates in one business segment. The Company is an indirect wholly-owned subsidiary of SUPERVALU INC. ("SUPERVALU").

The accompanying consolidated financial statements of the Company as of April 28, 2001, and for first quarter 2002 and first quarter 2001, have not been audited. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 28, 2001, and the results of its operations for first quarter 2002 and first quarter 2001.

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

NOTE 2 - TRANSACTIONS WITH AFFILIATES

Transactions with SUPERVALU

The consolidated balance sheet includes $46.7 million and $63.7 million due to affiliates at April 28, 2001 and January 27, 2001, respectively. The amounts outstanding consist primarily of amounts due to SUPERVALU for the purchase of bonds, capital spending, incomes taxes, inventory purchases and general and administrative expenses.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's sole asset is its ownership of 100% of the outstanding common stock of Shoppers. The Company's business is substantially the same as that of Shoppers and is subject to all of the risks associated therewith. Therefore, substantially all of the information set forth herein which pertains to the operations of the Company's business and its financial condition references the business and financial condition of Shoppers.

Forward Looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected including, without limitation, the ability of the Company to open new stores, the effect of regional economic conditions, the effect of increased competition in the markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual reports filed with the Securities and Exchange Commission (the "SEC").

Results of Operations

Sales were $235.9 million for first quarter 2002, compared to $214.6 million for first quarter 2001, an increase of 9.9%. The sales increase was primarily due to the opening of four new stores since first quarter 2001, as well as an increase of 0.8% in comparable store sales.

Gross profit, as a percentage of sales, remained essentially flat at 24.8% during first quarter 2002 and 24.9% during first quarter 2001.

Selling and administrative expenses, as a percentage of sales, decreased to 21.6% for first quarter 2002, compared to 22.2% for first quarter 2001. The decrease is due to a focus on expense control combined with sales increases, which resulted in favorable expense leverage as a percent of sales.

Operating income was $7.4 million for first quarter 2002, compared to $5.8 million for first quarter 2001. The increase was primarily due to the increase in sales.

Interest income increased by approximately $0.5 million for first quarter 2002, compared to first quarter 2001, due to an increase in the outstanding balance of the notes receivable.

Interest expense increased approximately $0.3 million from $3.6 million during first quarter 2001, to $3.9 million during first quarter 2002. The increase in interest expense was due to the interest relating to capital leases for new stores.

The effective income tax rate for first quarter 2002 was 52.7%, compared to 56.4% for first quarter 2001. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of non-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $2.4 million during first quarter 2002, compared to $1.4 million during first quarter 2001, an increase of 69.0%.

Liquidity and Capital Resources

During first quarter 2002, operating activities generated net cash of $20.5 million, compared to generating $4.7 million during first quarter 2001. The increase was primarily due to an increase in working capital of $12.7 million for first quarter 2002, compared to first quarter 2001.

Investing activities used $2.2 million for capital expenditures during first quarter 2002, compared to $3.9 million during first quarter 2001.

Financing activities primarily reflect the payment to affiliated companies of $16.9 million in first quarter 2002, compared to $2.7 million during first quarter 2001. The change was primarily due to the change in cash provided by operating activities for first quarter 2002, compared to first quarter 2001.

The Company believes that cash flows from Shoppers' operations as well as cash provided by affiliated companies will be adequate to meet its anticipated requirements for working capital, debt service and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

           (A)      Exhibits
                    None

           (B)      Reports on Form 8-K
                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SFW HOLDING CORP.



  Date: June 12, 2001                  By: /s/ Pamela K. Knous
                                          -------------------------------------
                                          Pamela K. Knous
                                          Executive Vice President, Chief
                                          Financial Officer (authorized officer
                                          of the registrant and principal
                                          financial officer)