Form 10-K
period 2002-01-26
SFW HOLDING CORP
filed 2002-04-26
CIK 1043066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-32825-01

SFW HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2014682
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

11840 Valley View Road, Eden Prairie, Minnesota	55344
(Address of Principal Executive Offices)	(Zip Code)

(952) 828-4000 (Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

At April 1, 2002, the registrant had 1,000 shares of Common Stock voting, $0.01 par value per share. The common stock of SFW Holding Corp. is not publicly traded.

The registrant meets the conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

The exhibit index begins at page 25 of this Form 10-K.

PART I

ITEM 1.    Business

SFW Holding Corp. (the “Company”) was incorporated in Delaware in January 1997, and is a wholly-owned subsidiary of DART Group Corporation (“DART”).

On May 18, 1998, a wholly-owned subsidiary of Richfood Holdings, Inc. (“Richfood”) acquired all of the outstanding shares of Dart. In connection with that acquisition, Richfood caused the subsidiary to merge with and into Dart in a transaction in which Dart became a wholly-owned subsidiary of Richfood. As a result of the merger, Richfood indirectly owned 100% of the outstanding common stock of the Company.

On August 31, 1999, Richfood was acquired in a merger by a wholly-owned subsidiary of SUPERVALU INC., a Delaware corporation (“SUPERVALU”), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU.

The Company’s sole asset is its ownership of 100% of the outstanding common stock of Shoppers Food Warehouse Corp. (“Shoppers”). The Company’s business is substantially the same as that of Shoppers and is subject to all of the risks associated therewith. Therefore, substantially all of the information set forth herein which pertains to the operations of the Company’s business and its financial condition references the business and financial condition of Shoppers. Shoppers’ principal executive offices are located at 11840 Valley View Road, Eden Prairie, Minnesota, 55344. The telephone number of Shoppers is 952-828-4000.

Operations

Shoppers is a leading supermarket operator in Greater Washington, D.C., operating 40 stores under the “Shoppers Food Warehouse” and “Shoppers Club” names, that targets the price-conscious segment of its market area in densely populated suburban areas. Shoppers operates warehouse-style, price impact supermarkets that are designed to offer the lowest overall prices in its market area by passing on to the consumer savings achieved through labor efficiencies and lower overhead associated with the warehouse format, while providing the product selection and quality associated with a conventional supermarket format. The Company’s 17 stores are open 24 hours, seven days a week and the remaining 23 stores are open 18 hours per day seven days a week (allowing for shelf restocking while the stores are closed) and offer a full range of fresh produce, fresh baked goods, fresh meats and seafood, frozen foods, traditional grocery items and certain non-food items such as health and beauty aids, cookware, greeting cards, magazines and seasonal items. Shoppers’ stores also have service delicatessens, with some stores offering hot and cold prepared food and self-service soup and salad bars. All 40 of the Company’s supermarkets also have a bakery and a floral department, 21 stores have a beer and wine department and 18 stores have a pharmacy.

The Company’s stores range in size from approximately 20,000 to 77,000 total square feet and average approximately 47,000 square feet. Shoppers’ stores can be categorized by size as follows: (i) eight stores smaller than 40,000 square feet; (ii) nine stores ranging from 40,000 to 50,000 square feet; and (iii) 23 stores between 50,000 and 77,000 square feet. The stores in the first category generally are older stores located in densely populated areas. The next size category represents stores that more closely resemble the store sizes operated by conventional supermarket competitors in the local area. Finally, the category representing the largest size stores includes the nine “Shoppers Club” supermarkets (averaging approximately 67,900 total square feet per store). These larger size supermarkets generally have more space devoted to specialty departments and offer more “club pack” size products.

Store Expansion and Remodeling

In fiscal 2002, Shoppers remodeled two stores. The Company believes that its existing supermarkets generally have well-established locations with favorable lease terms (including multiple options) and are in good condition.

The following chart sets forth certain information concerning the number of stores operated during the past five fiscal years:

	Fiscal Year
	1998	1999	2000	2001	2002
Number of Stores at Beginning of Period	34	37	38	36	40
New Stores Opened	3	1	0	4	0
Stores Closed	0	0	2	0	0

Stores at End of Period	37	38	36	40	40
Remodeled/Expanded	0	2	2	1	2

Product Selection

The Company believes that in recent years consumers have shown an increasing preference for food stores that offer not only the wide variety of food and non-food items carried by conventional supermarkets, but also an expanded assortment of high-quality specialty food items and fresh produce. To respond to this trend, Shoppers offers a complete line of produce, fresh baked goods, fresh packaged meat, seafood products and floral assortments and provides service in these departments at the customer’s request. This strategy provides consumers with a wider selection of higher quality products and convenience foods, while shifting its sales mix toward higher gross margin products.

Shoppers’ largest supermarkets carry over 45,000 Stock Keeping Units (“SKU’s”). Its merchandising program is designed to offer customers a wide selection of products at prices that are generally below those of its primary supermarket competitors. Shoppers accomplishes this by carrying slightly fewer items than its local supermarket competitors, primarily through pursuing less duplication of products in smaller sizes. This program also includes a critical assessment of existing store layouts, shelving and product mix. The Company monitors SKUs to identify slow-moving products that may be replaced with new products.

Shoppers stores carry a variety of grocery and general merchandise under private label names, including “Richfood” and “Shoppers Food Warehouse,” which currently account for approximately eight percent of its sales. Private label products are of a quality generally comparable to that of national brands, at significantly lower prices, while Shoppers’ gross margins on private label products are generally higher than on national brands.

Purchasing, Warehousing and Distribution

Shoppers purchases approximately 75 percent of its inventory from the Eastern Region of SUPERVALU. Because Shoppers’ stores receive most of their deliveries from SUPERVALU almost daily, Shoppers maintains no warehouse storage space. SUPERVALU’s large purchasing volume purchasing results in significant cost savings to Shoppers.

Shoppers also purchases merchandise sold in its supermarkets, in particular, beverages and snack products, from sources other than SUPERVALU.

Advertising and Promotion

Shoppers uses a broad-based advertising program to emphasize its “Low Price” image. Over two million color circulars are printed and distributed weekly in the Washington Post to subscribers, and to non-subscribers via the “Post-Plus” program, which insures that the circulars are placed in every home within the Shoppers operating area. The “Low Price” image is reinforced with a television and radio campaign.

Media broadcasts support the Bonus Saving Program, in which manufacturers’ allowances are passed on to customers in the form of lower priced products. Broadcasts also support Shoppers Discounted Program, whereby pre-priced items are discounted 10 percent to 40 percent for the customer. Extensive in-store point of purchase signs are located throughout the stores to communicate Shoppers’ low price image.

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. Shoppers’ principal competition comes from local, regional and national chains under a variety of formats (i.e. supercenters, supermarkets, extreme value food stores, membership warehouse clubs, convenience stores, various formats selling prepared foods, and specialty and discount retailers), as well as from independent food stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. Shoppers competes by providing its customers with exceptional value by offering quality produce and fresh foods, an unusual combination of higher-end specialty departments with self-service and discount price features and a selection of national brand groceries and private label goods, all at competitive prices. Shoppers is the largest supermarket chain targeting the price-conscious segment in Greater Washington, D.C. While similar in most respects to conventional supermarket operators, Shoppers’ stores offer a greater selection of “club size” products, along with popular-sized brands. Through this approach, Shoppers has established a unique niche among supermarket operators in Greater Washington, D.C.

Shoppers’ ability to remain competitive in its markets depends in part on its ability to remodel and update its stores in response to remodels and new store openings by its competitors. Shoppers believes that it will face increased competition in the future from other supermarket chains and intends to compete aggressively against existing and new competition.

Employees

As of January 26, 2002, Shoppers employed approximately 5,000 people, of whom approximately 1,500 were full-time. Approximately 4,800 employees are covered by collective bargaining agreements with various locals of two unions. Shoppers has an agreement with United Food and Commercial Workers, Local 400 that will expire on July 1, 2004 and covers approximately 4,500 retail clerks and meat cutters. Another 300 employees are covered by a similar agreement, Local 27, which expires on September 30, 2005.

Trade Names, Service Marks and Trademarks

Shoppers uses a variety of trade names, service marks and trademarks. Except for “Shoppers,” “SFW,” “Shoppers Food Warehouse” and “Shoppers Club,” Shoppers does not believe any of such trade names, service marks or trademarks are material to its business. Shoppers currently has federal registrations of the “Shoppers Food Warehouse” and “Colossal Donuts” trademarks. Shoppers also has federally registered “Shoppers,” “Shoppers Food Warehouse”, “Shoppers Club” and “SFW” as service marks and has also registered the “Shoppers Food Warehouse” and “SFW” designs.

ITEM 2.    Properties

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

Information omitted in accordance with General Instruction I(2)(c).

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of SFW Holding Corp. is not publicly traded.

ITEM 6.    Selected Financial Data

Information omitted in accordance with General Instruction I(2)(a).

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

“Fiscal 2002” refers to the 52 weeks ended January 26, 2002, “fiscal 2001” refers to the 52 weeks ended January 27, 2001 and “fiscal 2000” refers to the 52 weeks ended January 29, 2000.

For fiscal 2000, the results of operations in the financial statements present split periods due to the acquisition of Richfood by SUPERVALU that occurred August 30, 1999. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for analysis purposes, compares information for fiscal 2001 with both pre and post-acquisition information for the same periods of fiscal 2000. There are two different bases of accounting being used for the 30 weeks ended August 30, 1999 and the 22 weeks ended January 29, 2000, but management believes the comparison is useful. The following analysis is based on results for the full year.

Fiscal 2002 Compared with Fiscal 2001

Net sales were $971.7 million in fiscal 2002 as compared to $892.5 million in fiscal 2001, an increase of 8.9 percent. The sales increase was primarily due to new stores opened in fiscal 2001 and positive comparable store sales of 1.52 percent for fiscal 2002 reflecting the soft economy, competitor activities and cannibalization in certain markets.

Gross profit, as a percentage of net sales, remained relatively flat at 25.6 percent for fiscal 2002 as compared to 25.1 percent for fiscal 2001. The increase in gross profit was primarily due to a change in product mix.

Selling and administrative expenses, as a percentage of net sales, remained flat at approximately 20.0 percent during fiscal 2002 as compared to fiscal 2001.

Operating income, as a percentage of net sales, remained relatively flat at 3.5 percent in fiscal 2002 as compared to 3.3 percent in fiscal 2001.

Interest income increased by approximately $0.2 million in fiscal 2002 as compared to fiscal 2001 due to an increase in the outstanding balance of the note receivable from the related party.

Interest expense remained relatively flat at approximately $15.2 million in fiscal 2002 as compared to fiscal 2001.

The effective income tax rate for fiscal 2002 was 56.8 percent as compared to 53.7 percent for fiscal 2001. The increase is primarily due to a change in estimate recorded in fiscal 2002 related to a tax planning strategy.

Net income was $9.9 million during fiscal 2002 compared to $8.8 million in fiscal 2001, an increase of 13.0 percent.

Fiscal 2001 Compared with Fiscal 2000

Net sales were $892.5 million in fiscal 2001 compared to $885.4 million in fiscal 2000, an increase of 0.8 percent. The sales increase was primarily due to the opening of four new stores during fiscal 2001, offset by lower comparable sales in fiscal 2001 as compared to fiscal 2000. The comparable store sales decrease was primarily due to cannibalization of existing Shoppers’ stores and competitive market conditions.

Gross profit, as a percentage of net sales, increased to 25.1 percent during fiscal 2001 compared to 24.7 percent during fiscal 2000. The increase in gross profit was primarily due to higher allowance income received from vendors and better buying practices.

Selling and administrative expenses, as a percentage of net sales, remained flat at 19.9 percent during fiscal 2001 compared to fiscal 2000.

Operating income, as a percentage of net sales, remained relatively flat at 3.3 percent in fiscal 2001 compared to 3.1 percent in fiscal 2000. The increase was primarily due to the increase in gross profit as a percentage of net sales during fiscal 2001.

Interest income increased by approximately $0.7 million during fiscal 2001 as compared to fiscal 2000 due to an increase in the outstanding balance of the note receivable from the related party.

Interest expense decreased approximately $0.3 million from $15.5 million during fiscal 2000 to $15.2 million during fiscal 2001. The reduction in interest expense was due to the retirement of $24.6 million of the Senior Notes in October 1999.

The effective income tax rate for fiscal 2001 was 53.7 percent compared to 56.4 percent for fiscal 2000. The decrease is primarily attributable to increased taxable earnings in relation to the fixed amount of no-deductible goodwill associated with the SUPERVALU acquisition.

Net income was $8.8 million during fiscal 2001 compared to $6.9 million in fiscal 2000, an increase of 26.9 percent.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

LIFO and Retail Inventory Method

Inventories are stated at the lower of cost or market as determined using the retail inventory method (RIM). Cost is determined on a last-in, first-out (LIFO) basis.

RIM is an averaging method that has been widely used in the retail industry due to its practicality. Inherent in the RIM calculations are certain significant management judgments and estimates, including shrinkage, which significantly impact the ending inventory valuation at cost, as well as the resulting gross margins. These judgments and estimates, coupled with the fact that the RIM is an averaging process, can, under certain circumstances, produce results which differ from actual. Management believes that the Shoppers’ RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Reserves for Self Insurance

The Company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the Company’s policy to record its self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported.

Any projection of losses concerning workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

LIQUIDITY AND CAPITAL RESOURCES

Shoppers generated cash from operations of $55.3 million in fiscal 2002, $4.8 million in fiscal 2001 and $17.5 million in fiscal 2000. In fiscal 2002, activity in cash from operations primarily related to the reduction of receivables and the increase of accrued income taxes. In fiscal 2001, activity in cash from operations also related to the increase in accrued income taxes offset by increases in accounts receivable and inventory. In fiscal 2000, activity in cash from operations also related to the increase in accrued income taxes, as well as the reduction of receivables.

Cash used in investing activities was $14.1 million in fiscal 2002, $16.4 million in fiscal 2001 and $17.7 million in fiscal 2000. The decrease in cash used in fiscal 2002 as compared to fiscal 2001 is primarily due to no new stores being opened in fiscal 2002 compared to four new stores in the prior year, which is partially offset by two remodels in the current year compared to one remodel in the prior year. In fiscal 2001, cash used in investing was made up of $21.6 in capital expenditures, which is reflective of the four new stores and one remodel during fiscal 2001. This was offset by $4.4 of landlord reimbursement. In fiscal 2000, all of the investing activities related to capital expenditures, which includes two remodels during that year.

Cash used in financing activities was $39.7 million in fiscal 2002, compared with cash provided by financing activities of $11.1 million in fiscal 2001 and cash used in financing activities of $3.0 million in fiscal 2000. In fiscal 2002, cash was used primarily to reduce the due to affiliate balance. In fiscal year 2001, the cash provided by financing activities was due primarily to an increase in the due to affiliate balance. In fiscal 2000, cash from financing activities was primarily related to the purchase of bonds, offset by an increase in cash provided by affiliates.

Management expects that Shoppers will continue to replenish operating assets with internally generated funds, as well as with cash provided by affiliated companies. Shoppers’ financing abilities are believed to be adequate as a supplement to internally generated cash flows to meet its anticipated requirements for working capital, debt service and capital expenditures.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company is party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated statement of earnings or consolidated financial position.

The following table represents the Company’s total commitments and total off-balance sheet arrangements at January 26, 2002.

	Amount of Commitment Expiration Per Period
Commitments	Total Amount Committed	Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter
	(in thousands)
Commitments:
Senior Notes Due 2004	$174,406	$—	$174,406	$—	$—
Capital Leases	86,770	4,996	10,131	10,541	61,102

Total Commitments	$261,176	$4,996	$184,537	$10,541	$61,102

Off-Balance Sheet Arrangements:
Operating Leases	$230,136	$18,516	$36,583	$35,823	$139,214

Total Off-Balance Sheet Arrangements	$230,136	$18,516	$36,583	$35,823	$139,214

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. For Shoppers, this amortization of existing goodwill will cease on January 27, 2002. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill and goodwill will be tested for impairment under the new standard beginning in the first quarter of fiscal 2003. Shoppers is currently measuring the impact of goodwill impairment and will complete this evaluation by the end of the first quarter of fiscal 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Shoppers plans to adopt the provisions of SFAS No. 143 in the first quarter of fiscal 2004. In August 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Shoppers plans to adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003. Shoppers is currently analyzing the effect SFAS No. 143 and SFAS No. 144 will have on its consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Shoppers is not exposed to material market risk. Interest on both Shoppers’ notes receivable and Senior Notes are at fixed rates. The market value of the fixed rate notes is subject to change due to fluctuations in market interest rates. Shoppers does not have any other financial instruments that result in material exposure to interest rate risk.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Any statements in this report regarding Shoppers’ outlook for its businesses and their respective markets, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters, are forward-looking statements based on management’s assumptions and beliefs. Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, Shoppers claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following is a summary of certain factors, the results of which could cause Shoppers’ future results to differ materially from those expressed or implied in any forward-looking statements contained in this report:

•	competitive practices in the retail food and food distribution industries,

•	the nature and extent of the consolidation of the retail food industry,

•	general economic or political conditions that affect consumer buying habits generally or acts of terror directed at the food industry that affect consumer behavior,

•	potential work disruptions from labor disputes or national emergencies,

•	the availability of favorable credit and trade terms, and

•	other risk factors inherent in the retail food industry.

Any forward-looking statement speaks only as of the date on which such statement is made, and Shoppers undertakes no obligation to update such statement to reflect events or circumstances arising after such date.

ITEM 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
SFW Holding Corp.

We have audited the accompanying consolidated balance sheets of SFW Holding Corp. and subsidiaries (“the Company”) as of January 26, 2002 and January 27, 2001, and the related consolidated statements of operations, stockholder’s equity and cash flows for the 52 weeks ended January 26, 2002 and January 27, 2001, the 22 weeks ended January 29, 2000, and the 30 weeks ended August 30, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SFW Holding Corp. and subsidiaries as of January 26, 2002 and January 27, 2001, and the results of their operations and their cash flows for the 52 weeks ended January 26, 2002 and January 27, 2001, the 22 weeks ended January 29, 2000, and the 30 weeks ended August 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

Norfolk, Virginia
March 15, 2002

SFW HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	January 26, 2002	January 27, 2001
	(in thousands, except share and per share data)
Assets
Current assets:
Cash	$4,498	$2,966
Accounts receivable, net of allowance of $433 at January 26, 2002 and $101 at January 27, 2001	10,005	19,081
Merchandise inventories	36,929	38,065
Deferred income taxes	3,610	3,365
Other current assets	2,045	1,921

Total current assets	57,087	65,398

Property and equipment, net	93,936	87,524
Goodwill, net of accumulated amortization of $18,318 at January 26, 2002 and $10,489 at January 27, 2001	291,811	299,640
Leasehold rights, net of accumulated amortization of $2,956 at January 26, 2002 and $1,716 at January 27, 2001	25,466	26,706
Note receivable, related party	51,520	46,897
Other assets	310	825

Total assets	$520,130	$526,990

Liabilities and Stockholder’s equity
Current liabilities:
Accounts payable	$12,126	$8,861
Accrued expenses	25,332	23,388
Due to affiliates	21,854	63,677
Accrued income taxes	30,517	16,122
Current maturities of capital lease obligations	875	658

Total current liabilities	90,704	112,706

Senior notes due 2004	174,406	178,370
Capital lease obligations	32,566	26,619
Deferred income taxes	11,176	7,955
Other liabilities	706	678

Commitments and contingencies

Stockholder’s equity:
Common stock, voting, par value $0.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	189,408	189,408
Retained earnings	21,164	11,254

Total stockholder’s equity	210,572	200,662

Total liabilities and stockholder’s equity	$520,130	$526,990

See notes to the consolidated financial statements.

SFW HOLDING CORP.

CONSOLIDATED STATEMENTS OF EARNINGS

			Post- SUPERVALU Acquisition	Pre- SUPERVALU Acquisition
	January 26, 2002	January 27, 2001	January 29, 2000	August 30, 1999
	(52 weeks)	(52 weeks)	(22 weeks)	(30 weeks)
	(in thousands)
Net sales	$971,663	$892,450	$379,975	$505,398
Cost of sales	722,553	668,432	288,983	377,496

Gross profit	249,110	224,018	90,992	127,902

Selling and administrative expenses	194,734	177,256	72,928	102,968
Depreciation and amortization	20,843	17,039	6,601	8,706

Operating income	33,533	29,723	11,463	16,228

Interest income	4,623	4,406	1,048	2,652
Interest expense	15,237	15,207	6,588	8,942

Net interest expense	10,614	10,801	5,540	6,290

Earnings before income taxes	22,919	18,922	5,923	9,938

Provision for income taxes	13,009	10,151	3,440	5,510

Net earnings	$9,910	$8,771	$2,483	$4,428

See notes to the consolidated financial statements.

SFW HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

			Post- SUPERVALU Acquisition	Pre- SUPERVALU Acquisition
	January 26, 2002	January 27, 2001	January 29, 2000	August 30, 1999
	(52 weeks)	(52 weeks)	(22 weeks)	(30 weeks)
	(in thousands)
Common Stock
Balance, beginning and end of period	$—	$—	$—	$—

Paid-in-Capital:
Balance, beginning of period	$189,408	$189,408	$189,408	$178,408
Retire predecessor retained earnings	—	—	—	10,317

Balance, end of period	$189,408	$189,408	$189,408	$189,408

Retained Earnings:
Balance, beginning of period	11,254	2,483	—	5,889
Net income	9,910	8,771	2,483	4,428
Retire predecessor retained earnings	—	—	—	(10,317)

Balance, end of period	$21,164	$11,254	$2,483	$—

Common Stock Outstanding:
Balance, beginning and end of period	1	1	1	1

See notes to the consolidated financial statements.

SFW HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Post- SUPERVALU Acquisition	Pre- SUPERVALU Acquisition
	January 26, 2002	January 27, 2001	January 29, 2000	August 30, 1999
	(52 weeks)	(52 weeks)	(22 weeks)	(30 weeks)
	(in thousands)
Cash flows from operating activities:
Net earnings	$9,910	$8,771	$2,483	$4,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	20,843	17,039	6,601	8,706
Amortization of bond premium	(3,964)	(3,378)	(1,571)	(1,905)
Deferred income taxes	2,976	(5,443)	242	407
Deferred interest on note receivable, related party	(4,623)	(4,406)	(1,443)	(2,188)

Changes in assets and liabilities:
Accounts receivable	9,076	(8,806)	(3,786)	6,774
Merchandise inventories	1,136	(6,741)	(1,558)	1,711
Other current assets	(124)	840	925	(2,074)
Other assets	481	(2,012)	(30)	519
Accounts payable	3,265	2,616	(7,368)	1,330
Accrued expenses	1,944	(318)	11,484	(8,716)
Other liabilities	28	(125)	(389)	(5,646)
Accrued income taxes	14,395	6,807	3,258	5,256

Net cash provided by operating activities	55,343	4,844	8,848	8,602

Cash flows from investing activities:
Capital expenditures, net	(14,084)	(20,751)	(2,765)	(14,908)
Reimbursement from landlord	—	4,371	—	—

Net cash used in investing activities	(14,084)	(16,380)	(2,765)	(14,908)

Cash flows from financing activities:
Cash (paid to) provided by affiliated companies	(38,989)	11,685	2,702	21,554
Purchase of bonds and bond premium	—	—	(26,657)	—
Principal payments under capital lease obligations	(738)	(573)	(209)	(379)

Net cash (used in) provided by financing activities	(39,727)	11,112	(24,164)	21,175

Net increase (decrease) in cash	1,532	(424)	(18,081)	14,869
Cash, beginning of period	2,966	3,390	21,471	6,602

Cash, end of period	$4,498	$2,966	$3,390	$21,471

Supplemental Cash Flow Data:
The Company’s non-cash investing and financing activities were as follows:
Leased asset additions and related obligations	$6,902	$15,217	$—	$—
Transfer of fixed assets to SUPERVALU	2,834	—	—	—

Cash paid during the year for:
Income taxes	$6,030	$2,682	$4,210	$100
Interest	19,659	18,791	8,231	9,749

See notes to the consolidated financial statements.

SFW HOLDING CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SFW Holding Corp. (a Delaware corporation) and its subsidiaries, (the “Company”) for the 52 weeks ended January 26, 2002 (“fiscal 2002”), the 52 weeks ended January 27, 2001 (“fiscal 2001”) and the 30 weeks ended August 30, 1999 and the 22 weeks ended January 29, 2000. All significant intercompany accounts and transactions have been eliminated. Shoppers operates in one business segment.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in January of each year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue and Income Recognition

Revenues and income from product sales are recognized at the point of sale. Revenues and income from services rendered are recognized immediately after such services have been provided.

LIFO and Retail Inventory Method

Inventories are stated at the lower of cost or market as estimated using the retail inventory method (RIM). Cost is determined on a last in first out (LIFO) basis. The LIFO reserve was $821,700 and $534,400 at January 26, 2002 and January 27, 2001, respectively. Net income would have been higher by approximately $287,000, $534,000, $197,000 and $200,000 for fiscal 2002, fiscal 2001and the 22 weeks ended January 29, 2000 and the 30 weeks ended August 30, 1999, respectively, if inventory had been priced on a FIFO basis.

Reserves for Self Insurance

The Company is primarily self-insured for workers’ compensation and general and automobile liability costs. It is the Company’s policy to record its self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning workers’ compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Property and Equipment

Property and equipment are stated at cost. Estimated useful lives are generally 10 to 40 years for buildings and major improvements, ten years for equipment and the shorter of the term of the lease or expected life for leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of their respective assets.

SFW HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, requires that long-lived assets be reviewed for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. SFAS No.121 requires that certain long-lived assets, which meetprescribed impairment tests, be written down to their fair values. The Company’s policy is to assess potential impairment and to record the impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. SFAS No. 121 will be superceded by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the first quarter of fiscal 2003. SFAS No. 144 does not differ significantly from SFAS No.121.

Goodwill and Other Intangible Assets

Under existing accounting rules, goodwill and other intangible assets are amortized on a straight-line basis over an estimated useful life, or if no useful life is determinable, over a period no greater than 40 years. Through fiscal 2002, the recoverability of goodwill is assessed by determining whether the goodwill balance can be recovered through projected undiscounted cash flows and operating results over its remaining life. Impairment of the asset would be recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. Other intangibles include favorable leasehold rights and a non-compete agreement, which are being amortized over the term of the lease and non-compete agreement, respectively, on a straight line basis.

In fiscal 2003, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” will become effective for the Company and as a result, the Company will cease to amortize goodwill and other intangibles deemed to have indefinite lives. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill and other intangibles in fiscal 2003 and an annual impairment review thereafter. We expect to complete our initial review prior to the end of the first quarter of fiscal 2003. Other intangible assets with determinable lives, such as the leasehold rights and the non-compete agreement, will continue to be amortized over their respective useful lives and will also be subject to annual impairment testing based on estimated fair value.

Other Assets

Other assets consist of long-term deposits and a non-compete agreement.

Fair Value of Financial Instruments

At January 26, 2002 and January 27, 2001, the fair value of financial instruments included in current assets and current liabilities approximates the carrying value due to the short maturity of those instruments.

The fair value of the due to affiliates and the note receivable, related party balances are not practical to estimate due to their nature.

The fair value for Shoppers’ fixed rate Senior Notes (see Note 4) is based on quoted market prices. The fair value of Shoppers’ outstanding Senior Notes on January 26, 2002 was approximately $180.6 million compared to $186.8 million at January 27, 2001.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2002 presentation. These reclassifications did not affect results of operations as previously reported.

NOTE 2—SUPERVALU ACQUISITION

On August 31, 1999, Richfood Holdings, Inc. (“Richfood”) was acquired by a wholly owned subsidiary of SUPERVALU INC., a Delaware corporation (“SUPERVALU”), and the Company became an indirect, wholly-owned subsidiary of SUPERVALU at that time. SUPERVALU has accounted for the acquisition using the purchase method of accounting and, accordingly, a new accounting basis was established as of August 30, 1999 and was used for the remaining twenty-two weeks of fiscal 2000. The assets and liabilities of Shoppers were restated to reflect their estimated fair market values as of that date. The excess of the purchase price paid for the Company over its net assets acquired (goodwill) of $310,129 has been pushed down to the Company. The goodwill is being

SFW HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized on a straight-line basis over 40 years. Beginning in fiscal 2003 goodwill will no longer be amortized and will instead be periodically evaluated for impairment. Certain financial statement and related footnote amounts for periods prior to the SUPERVALU acquisition may not be comparable to corresponding amounts subsequent to the acquisition. Pro forma amounts have not been disclosed for the year ended January 29, 2000, in this report due to the immaterial difference between such amounts and the amounts in the consolidated financial statements presented.

NOTE 3—PROPERTY AND EQUIPMENT

At January 26, 2002 and January 27, 2001, property and equipment consisted of the following (in thousands):

	2002	2001
Land	$—	$800
Buildings and leasehold improvements	42,065	33,652
Equipment and fixtures	71,469	62,851
Construction in progress	3,022	1,101

	116,556	98,404
Less: Accumulated depreciation and amortization	(22,620)	(10,880)

Net property and equipment	$93,936	$87,524

Property and equipment includes $29.2 million and $22.8 million of assets under a capital lease, less the related accumulated amortization of $3.2 million and $2.7 million at January 26, 2002 and January 27, 2001, respectively. Depreciation and amortization expense related to property and equipment, including assets under capital lease, was approximately $11.7 million, $8.1 million, $3.5 million and $4.1 million during fiscal 2002, fiscal 2001 and the 22 weeks ended January 29, 2000 and the 30 weeks ended August 30, 1999 respectively.

NOTE 4—SENIOR NOTES DUE 2004

In June 1997, Shoppers issued $200.0 million aggregate principal amount of 9 3/4 percent Senior Notes due 2004 (the “Senior Notes”). The net proceeds from the Senior Notes were $193.5 million (after fees and expenses of approximately $6.5 million).

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

In connection with the SUPERVALU Acquisition, the Senior Notes were adjusted on the Company’s Balance Sheet to their fair value of $221.5 million. The $21.5 million of fair value in excess of face value of the Senior Notes is being amortized on a straight-line basis over the stated maturity period.

In October 1999, SUPERVALU repurchased $24.6 million in face amount of the outstanding Senior Notes in open market transactions with total cash payments of approximately $26.7 million, including accrued interest. There was no gain or loss on this repurchase because the purchase price approximated the carrying value.

The Senior Notes are fully and unconditionally guaranteed by the Company. The Company holds 100 percent of the common stock of Shoppers and is a wholly-owned subsidiary of SUPERVALU. The guarantee is secured by a first priority security interest in the capital stock of Shoppers owned by the Company.

SFW HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

			Post- SUPERVALU Acquisition	Pre- SUPERVALU Acquisition
	January 26, 2002	January 27, 2001	January 29, 2000	August 30, 1999
	(52 weeks)	(52 weeks)	(22 weeks)	(30 weeks)
Current income tax provision:
Federal	$7,480	$13,389	$2,888	$4,549
State	2,553	2,205	310	554
Deferred income tax provision (benefit):
Federal	2,544	(4,532)	202	339
State	432	(911)	40	68

Total	$13,009	$10,151	$3,440	$5,510

This effective income tax rate is reconciled to the Federal statutory rate as follows:

			Post- SUPERVALU Acquisition	Pre- SUPERVALU Acquisition
	January 26, 2002	January 27, 2001	January 29, 2000	August 30, 1999
	(52 weeks)	(52 weeks)	(22 weeks)	(30 weeks)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase in taxes resulting from:
State income taxes, net of federal income tax benefit	10.0	4.4	4.0	4.0
Amortization of goodwill	11.8	14.3	19.0	16.0

Effective tax rate	56.8%	53.7%	58.0%	55.0%

SFW HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Dart Acquisition and the SUPERVALU acquisition, certain differences have arisen between the book and tax basis of various assets and liabilities of the Company and are reflected in the table that follows. Temporary differences that give rise to the deferred tax assets and liabilities on a consolidated basis are as follows (in thousands):

	January 26, 2002	January 27, 2001
	(52 weeks)	(52 weeks)
Deferred tax assets:
Capital lease	$12,470	$13,639
Employee benefits	2,668	2,913
Deferred income	1,415	259
Other	1,644	2,571

Total deferred tax assets	$18,197	$19,382

Deferred tax liabilities:
Depreciation	$4,701	$2,912
Leasehold rights	10,883	10,883
Inventories	851	722
Purchase accounting asset basis adjustments	9,328	9,328
Other	—	127

Total deferred tax liabilities	$25,763	$23,972

Net deferred tax liability	$(7,566)	$(4,590)

NOTE 6—LEASE COMMITMENTS

Shoppers leases retail store space under noncancelable lease agreements ranging from 1 to 20 years. Renewal options are available on the majority of the leases for one or more periods of five years each. Most leases require the payment of taxes and maintenance costs, and some leases provide for additional rentals based on sales in excess of specified minimums. All store leases have stated periodic rental increases. The increases are amortized over the lives of the leases. Rent expense includes approximately $706,000, $805,000, $334,000 and $502,000 of amortized rental increases for fiscal 2002, fiscal 2001 and the 22 weeks ended January 29, 2000 and the 30 weeks ended August 30, 1999, respectively.

The following is a schedule of annual future minimum obligations under capital leases and noncancelable operating leases, which have initial or remaining terms in excess of one year at January 26, 2002 (in thousands):

SFW HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year	Capital Leases	Operating Leases

2003	$4,996	$18,516
2004	5,042	18,272
2005	5,089	18,311
2006	5,242	18,224
2007 & after	66,401	156,813

Total	$86,770	$230,136

Imputed interest	53,329

Present value of net minimum lease payments	33,441
Current maturities	875

Long-term capital lease obligation	$32,566

Minimum capital lease and operating lease obligations have not been reduced by future minimum sublease rentals of approximately $2.3 million under noncancelable sublease agreements.

Rent expense for operating leases charged to operations is as follows (in thousands):

	January 26, 2002	January 27, 2001	Post-SUPERVALU Acquisition January 29, 2000	Pre-SUPERVALU Acquisition August 30, 1999
	(52 weeks)	(52 weeks)	(22 weeks)	(30 weeks)
Minimum rentals	$17,627	$16,881	$7,018	$9,570
Contingent rentals	5,615	5,034	2,209	2,653

Total	$23,242	$21,915	$9,227	$12,223

Subleasing Agreements

Shoppers received rental income of approximately $1,100,000, $811,000, $68,000 and $93,000 during fiscal 2002, fiscal 2001 and the 22 weeks ended January 29, 2000 and the 30 weeks ended August 30, 1999, respectively, which is included in selling and administrative expenses.

NOTE 7—EMPLOYEE BENEFIT PLANS

401(k) Plan

Shoppers has a defined contribution 401(k) plan (the “401K Plan”), which is available to substantially all employees over the age of 21 who have completed one year of continuous service. Discretionary contributions are made by Shoppers, in trust, for the exclusive benefit of employees who participate in the 401K Plan. The Board of Directors authorized contributions of $400,000 and $405,423 to the 401K plan during fiscal 2001 and the 22 weeks ended January 29, 2000 combined with the 30 weeks ended August 30, 1999, respectively. Shoppers has accrued $712,000 as of January 26, 2002 for fiscal 2002 contributions to be made to the 401K Plan. Amounts accrued for the contributions to be made to the 401K Plan are included in accrued salaries and benefits in the accompanying financial statements.

SFW HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multi-employer Plans

Shoppers made contributions to multi-employer plans for its union employees for pension, health and other benefits of $15.9 million, $11.6 million, $5.5 million and $7.5 million during fiscal 2002, fiscal 2001 and the 22 weeks ended January 29, 2000 and the 30 weeks ended August 30, 1999, respectively.

NOTE 8—TRANSACTIONS WITH AFFILIATES

Transactions with SUPERVALU

The consolidated balance sheet includes $21.9 million and $63.7 million due to affiliates at January 26, 2002 and January 27, 2001, respectively. The amounts outstanding consist primarily of amounts due to SUPERVALU for the purchase of bonds, amounts due for incomes taxes, inventory purchases and general and administrative expenses. The amounts do not bear interest and have no stated repayment terms. Shoppers purchased inventory from SUPERVALU in the amount of $561.5 million, $447.3 million, $248.4 million and $301.0 million for fiscal 2002, fiscal 2001 and for the 22 weeks ended January 29, 2000 and the 30 weeks ended August 30, 1999, respectively.

Notes Receivable, Related Party

On September 26, 1997, Shoppers loaned Dart $10.0 million from the restricted proceeds that Dart used to fund a portion of a settlement with certain members of the Haft family who were stockholders of Dart. The loan is in the form of a promissory note that bears interest at 9¾ percent per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, Dart may make interest payments prior to that time. On January 28, 1998, Shoppers loaned Dart an additional $25.0 million that Dart used to fund a portion of a settlement with Herbert H. Haft, who was a stockholder of Dart. The loan is in the form of a promissory note that bears interest at 9¾ percent per annum, compounded annually. Interest and principal are payable on June 15, 2004, however, interest payments may be made prior to that time. As a result of the SUPERVALU acquisition, SUPERVALU assumed Dart’s position with regards to the note. The terms were unchanged.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Shoppers is party to various legal proceedings arising from the normal course of business activities, none of which, in management’s opinion, is expected to have a material adverse impact on the Company’s consolidated statement of earnings or consolidated financial position.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

Unaudited quarterly financial information for Shoppers is as follows:

	Fiscal Year (52 Weeks) Ended January 26, 2002
	First (13 wks)		Second (13 wks)		Third (13 wks)		Fourth (13 wks)	Year (52 wks)
	(In thousands)
Net sales	$235,900		$242,961		$240,444		$252,358	$971,663
Gross profit	58,426		63,561		62,614		64,509	249,110
Net earnings	2,010	(1)	3,616	(1)	2,516	(1)	1,768	9,910

(1)
During the year ended January 26, 2002, as part of a company-wide initiative, the Company changed the allocation processes between Shoppers and SUPERVALU. In addition, the Company reflected a change in estimate related to a tax planning strategy. Both of these changes have been reflected in these restated amounts for quarters one through three above.

	Fiscal Year (52 Weeks) Ended January 27, 2001
	First (13 wks)	Second (13 wks)	Third (13 wks)	Fourth (13 wks)	Year (52 wks)
	(In thousands)
Net sales	$214,636	$224,955	$219,063	$233,796	$892,450
Gross profit	53,413	56,254	56,687	57,664	224,018
Net earnings	1,407	3,264	3,047	1,053	8,771

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

ITEM 10.    Directors, Executive Officers, Promoters and Control Persons of the Registrant

Information omitted in accordance with General Instruction I (2)(c).

ITEM 11.    Executive Compensation

Information omitted in accordance with General Instruction I (2)(c).

ITEM	12. Security Ownership of Certain Beneficial Owners and Management

Information omitted in accordance with General Instruction I (2)(c).

ITEM 13.    Certain Relationships and Related Transactions

Information omitted in accordance with General Instruction I (2)(c).

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

See Item 8.

(a)(2)    Schedules

All schedules are omitted because the required information is not applicable or it is presented in the consolidated financial statements or related notes or the required information is not material.

(a)(3)    Exhibits

4.1
Indenture, dated June 26, 1997, by and among Shoppers Food Warehouse Corp., SFW Holding Corp. and Wells Fargo and Company, formerly known as, Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp. Form S-4, Registration No. 333-32825, filed with the SEC August 5, 1997).

4.2
Form of Shoppers Food Warehouse Corp. Global Security, dated June 26, 1997 (incorporated by reference to Exhibit 4.1 to Shoppers Food Warehouse Corp. Form S-4, Registration No. 333-32825, filed with the SEC on August 5, 1997).

10.1	*
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

*	Exhibit 10.1 is a management contract required to be filed as an exhibit hereto.

(b)        Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWF HOLDING CORP.

Date:	April 26, 2002	By:	/s/ MICHAEL L. JACKSON
Michael L. Jackson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 26, 2002	By:	/s/ MICHAEL L. JACKSON
Michael L. Jackson President (principal executive officer) And Director

Date:	April 26, 2002	By:	/s/ PAMELA K. KNOUS
Pamela K. Knous Executive Vice President, Chief Financial Officer (principal financial and accounting officer)

Date:	April 26, 2002	By:	/s/ DAVID L. BOEHNEN
David L. Boehnen Director

Date:	April 26, 2002	By:	/s/ MICHAEL L. JACKSON
Michael L. Jackson Director